Form 10QSB
period 2000-06-30
MEDGRUP CORP
filed 2000-08-15
CIK 1093382

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-30899

                               MEDGRUP CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                        84-1504390
         --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1824 Woodmoor Drive, Suite 102, Monument, CO               80132
--------------------------------------------               -----
  (Address of principal executive office)                (Zip Code)

                                 (719) 481-1500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

The number of shares outstanding of each of Issuer's classes of common equity as of August 10, 2000.

    Common Stock, par value $.001                             5,541,538
    -----------------------------                         ----------------
           Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   yes ___   no X

                               MedGrup Corporation

                                      Index


                                     Part I
                                     ------

Item 1.     Financial Statements

            Condensed Balance Sheet as of June 30, 2000 (unaudited)            1

            Condensed Statements of Operations for the Three and
            Six Months Ended June 30, 2000 and 1999 (unaudited)                2

            Condensed Statements of Cash Flows for the Three and
            Six Months Ended June 30, 2000 and 1999 (unaudited)                3

            Notes to Condensed Financial Statements (unaduited)                4

Item 2.     Management's Discussion and Analysis or Plan of Operation          5


                                     Part II
                                     -------


Items 1-6.  Other Information                                                  8

            Signatures                                                         9

Part I. Item 1. Financial Information
-------------------------------------

                              MEDGRUP CORPORATION
                              -------------------
                            CONDENSED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2000

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......................................   $  392,618
  Accounts receivable, net of $54,685 allowance ...................      553,182
  Prepaid expenses ................................................       47,948
                                                                      ----------
                                               TOTAL CURRENT ASSETS      993,748

PROPERTY, net of $138,346 accumulated depreciation ................      550,125

DEPOSITS ..........................................................        9,356
                                                                      ----------
                                                                      $1,553,229
                                                                      ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ................................................   $   61,620
  Accrued expenses ................................................       13,564
  Current maturities of long-term debt ............................       72,958
                                                                      ----------
                                          TOTAL CURRENT LIABILITIES      148,142

LONG-TERM DEBT ....................................................       80,911

DEFERRED INCOME TAXES .............................................        9,047

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 50,000,000 shares authorized;
  5,535,000 shares issued and outstanding .........................        5,535
  77,000 outstanding common stock warrants ........................       27,104
  20,293 outstanding common stock options .........................       13,755
  Additional paid in capital ......................................      810,938
  Retained earnings ...............................................      457,797
                                                                      ----------
                                         TOTAL SHAREHOLDERS' EQUITY    1,315,129
                                                                      ----------
                                                                      $1,553,229
                                                                      ==========


            See accompanying notes to condensed financial statements


                                              MEDGRUP CORPORATION
                                              -------------------
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                           Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                       --------------------------    --------------------------
                                                           2000           1999           2000           1999
                                                       -----------    -----------    -----------    -----------
REVENUE ............................................   $   935,870    $   447,067    $ 1,835,410    $   821,702


COSTS AND EXPENSES
  Cost of revenue ..................................       362,968        304,007        657,875        382,833
  General and administrative .......................       342,132        122,049        710,358        317,637
  Loss on disposal of assets .......................          --             --              553           --
  Depreciation .....................................        31,920         10,511         58,721         20,237
                                                       -----------    -----------    -----------    -----------
                            TOTAL COSTS AND EXPENSES       737,020        436,567      1,427,507        720,707

NON-OPERATING INCOME (EXPENSE)
  Interest expense .................................        (3,188)        (2,472)        (6,855)        (4,382)
  Interest income ..................................         5,280           --            6,614           --
                                                       -----------    -----------    -----------    -----------
                             NET INCOME BEFORE TAXES       200,942          8,028        407,662         96,613

INCOME TAXES .......................................       (51,107)          --         (102,107)          --
                                                       -----------    -----------    -----------    -----------
                                          NET INCOME   $   149,335    $     8,028    $   305,555    $    96,613
                                                       ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic ............................................   $      0.03              *    $      0.06    $      0.02
                                                       ===========    ===========    ===========    ===========
  Diluted ..........................................   $      0.03    $      0.00    $      0.05    $      0.02
                                                       ===========    ===========    ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER COMMON SHARE:
  Basic ............................................     5,535,000      4,470,000      5,535,000      4,127,500
                                                       ===========    ===========    ===========    ===========
  Diluted ..........................................     5,903,293      4,470,000      5,903,293      4,127,500
                                                       ===========    ===========    ===========    ===========


*Less than $.01 per share


                           See accompanying notes to condensed financial statements

                                                   2

                                 MEDGRUP CORPORATION
                                 -------------------
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                2000          1999
                                                              ---------    ---------
                             NET CASH PROVIDED BY (USED IN)
                                       OPERATING ACTIVITIES   $ 296,659    $ (32,575)
                                                              ---------    ---------
                                                                296,659      (32,575)
INVESTING ACTIVITIES
  Equipment and leasehold purchases .......................    (237,253)     (21,238)
                                                              ---------    ---------
                                         NET CASH (USED IN)
                                       INVESTING ACTIVITIES    (237,253)     (21,238)
                                                              ---------    ---------

FINANCING ACTIVITIES
  Proceeds from sale of common stock ......................     215,000         --
  Cash paid for offering costs ............................     (23,650)        --
  Repayments to shareholder ...............................      (5,551)     (10,287)
  Proceeds from issuance of notes payable .................        --         87,000
  Payments on long-term debt ..............................     (35,030)     (15,529)
                                                              ---------    ---------
                                       NET CASH PROVIDED BY
                                       FINANCING ACTIVITIES     150,769       61,184
                                                              ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................     210,175        7,371
Cash and cash equivalents, beginning ......................     182,443       81,256
                                                              ---------    ---------
Cash and cash equivalents, ending .........................   $ 392,618    $  88,627
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ....................................   $   6,855    $   4,382
                                                              =========    =========
Cash paid for income taxes ................................   $  51,000    $    --
                                                              =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with issuance of promissory note ........   $  35,550    $    --
145,000 common shares issued for conversion of note payable   $    --      $  87,000
Equipment acquired under capital lease ....................   $    --      $  88,919


              See accompanying notes to condensed financial statements

                                         3

                               MEDGRUP CORPORATION
                               -------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000

Note A: Basis of presentation
-----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies thereto included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B: Shareholders' equity
----------------------------

During the six months ended June 30, 2000 the Company sold for $215,000 cash, 215,000 shares of its common stock. Net proceeds to the Company after deducting $23,650 in costs of the offering were $191,350.

Item 2. Management's Discussion and Analysis or Plan of Operations.

General
-------

     The following discussion and analysis covers material changes in the financial condition of MedGrup Corporation ("Company" or "us") since December 31, 1999 and material changes in our results of operations for the three and six months ended June 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future operations, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in this report, include:

     (a) changes in general economic and business conditions affecting the medical services industry;

     (b) financial strength of the Medicare, Medicaid and private healthcare systems;

     (c) new regulations which might be adopted by Federal or state governments;

     (d) changes in billing requirements which might be adopted by private insurance carriers;

     (e) our costs and the pricing of our services;

     (f) the level of demand for our services; and

     (g) changes in our business strategies.

Results of Operations
---------------------

     The results of our operations improved substantially during the three and six month periods ended June 30, 2000 compared to the same periods ended June 30, 1999. During the six month period ended June 30, 2000, we realized a net profit after taxes of $305,555, or $.06 per basic common share. This represents an increase of 216% over the net income of $96,613, or $.02 per basic share, for the six month period ended June 30, 1999. Revenue for the six month period ended June 30, 2000 also increased substantially, to $1,835,410, an increase of 123% from the comparable period ended June 30, 1999.

     During the three month period ended June 30, 2000, we realized net income of $149,335, or $.03 per basic common share, on revenue of $935,870. This compares to net income of $8,028 and revenue of $447,067 for the three months ended June 30, 1999.

     The substantial improvement in our operations for the first six months of 2000 is attributable in an increase in revenue and an improved profit margin. Our gross profit margin for the six months ended June 30, 2000 was 64%, compared to 53% for the first six months of 1999. We attribute this improvement to the increased efficiency of our staff of coding personnel as they gain additional experience. The profit margin for the first six months of 2000 was generally consistent with our experience for all of 1999, as well as the first three months of 2000.

     Commensurate with an increase in our revenue during 2000 was a substantial increase in general and administrative expenses. These expenses more than doubled during the first six months of 2000 compared to the same period of 1999, primarily related to costs of additional management and administrative personnel necessary to support our increased operations, as well as additional depreciation associated with equipment necessary to run our business. We believe costs associated with management and administrative personnel will remain generally constant for the foreseeable future, but that depreciation associated with equipment will increase slightly as our operations increase.

     The substantial increase in our revenue during 2000 is attributable to an increase in the number of clients which we serve, as well as an increase in the amount of service provided those clients. We continually market our service to both existing and potential customers in an effort to increase revenue. We believe that the potential exists to expand our service to additional clients within the geographic areas which we currently serve, as well as other parts of the United States.

     We believe the improvement in our operating results from 1999 to 2000 was abnormally affected by costs associated with the merger which we completed during the second quarter of 1999. In conjunction with our merger with MedGrup Development Services, Inc., we incurred an abnormal amount of legal, accounting and other general and administrative expenses. Those expenses, in turn, reduced profitability during the second quarter of 1999. Accordingly, we believe the results for the first six months of 2000 increased disproportionately from the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

     Our liquidity and capital position improved from year-end December 31, 1999 and remained basically unchanged from the end of the previous quarter at March 31, 2000. Working capital at June 30, 2000 was $845,606, an increase of $284,405 from December 31, 1999. Our current assets increased approximately $133,000 at June 30, 2000 compared to December 31, 1999, while current liabilities decreased approximately $151,000. This improvement in working capital is primarily attributable to a private placement of common stock which we completed in the first quarter of 2000, the proceeds of which were used to compliment our existing cash and reduce current liabilities. On the basis of our capital at June 30, 2000, we believe we have sufficient resources for the balance of this fiscal year, as well as our foreseeable needs during 2001.

     Our existing needs for capital primarily include cash to support operations, as well as acquisition of equipment. During the first six months of 2000, our operations provided almost $300,000 of cash flow, more than enough to support our equipment needs during that time. Coupled with the proceeds from the private placement of common stock, our cash increased $210,000 for the first six months of this year.

     We must continually invest in our equipment to remain competitive. Investing activities include replacing worn out or obsolete equipment, as well as adding additional equipment to support increased operations. We finance our equipment acquisition through a combination of direct purchase and leasing. Our long term debt at June 30, 2000 was insubstantial, representing approximately $80,000.

                           Part II: Other Information


Item 1: Legal Proceedings

     No report required.

Item 2: Changes in Securities

     No report required.

Item 3: Defaults Upon Senior Securities

     No report required.

Item 4: Submission of Matters to a Vote of Security Holders

     No report required.

Item 5: Other information

     No report required.

Item 6: Exhibits and Reports on Form 8-K

     (a). No exhibits are required to be filed with this report.

     (b). We did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MEDGRUP CORPORATION



Date: August 14, 2000                         By: /s/ James S. Wantman
                                              ----------------------------------
                                              James S. Wantman, Vice-President
                                              of Finance