Form 10QSB
period 2000-09-30
MEDGRUP CORP
filed 2000-11-07
CIK 1093382

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
                               Yes  X    No
                                  -----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of November 3, 2000.

     Common Stock, par value $.001                    5,541,538
     -----------------------------                 ----------------
             Title of Class                        Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                   -----    -----

                               MedGrup Corporation

                                      Index


                                     Part I
                                     ------

Item 1.     Financial Statements*

            Condensed Balance Sheet as of September 30, 2000 (Unaudited)       1

            Condensed Statements of Operations for the Three and Nine Months
            Ended September 30, 2000 and 1999 (Unaudited)                      2

            Condensed Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 and 1999 (Unaudited)                            3

            Notes to Condensed Financial Statements (Unaudited)                4

Item 2.     Management's Discussion and Analysis or Plan of Operation          5


                                     Part II
                                     -------


Items 1-6.  Other Information                                                  7

            Signatures                                                         8




* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial Information
-------------------------------------

                               MEDGRUP CORPORATION
                               -------------------
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2000

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................    $  284,370
  Accounts receivable, net of $54,685 allowance ..................       649,729
  Prepaid expenses ...............................................        35,562
                                                                      ----------
                                              TOTAL CURRENT ASSETS       969,661

PROPERTY, net of $175,874 accumulated depreciation ...............       635,220

DEPOSITS .........................................................         5,431
                                                                      ----------
                                                                      $1,610,312
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................    $   60,891
  Accrued expenses ...............................................         9,470
  Current maturities of long-term debt ...........................        72,958
                                                                      ----------
                                         TOTAL CURRENT LIABILITIES       143,319

LONG-TERM DEBT ...................................................        66,660

DEFERRED INCOME TAXES ............................................         9,047

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; 50,000,000 shares authorized;
  5,541,538 shares issued and outstanding ........................         5,541
  120,000 outstanding common stock warrants ......................        42,240
  22,793 outstanding common stock options ........................         7,612
  Additional paid in capital .....................................       800,948
  Retained earnings ..............................................       534,945
                                                                      ----------
                                        TOTAL SHAREHOLDERS' EQUITY     1,391,286
                                                                      ----------
                                                                      $1,610,312
                                                                      ==========


            See accompanying notes to condensed financial statements


                                               MEDGRUP CORPORATION
                                               -------------------
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                            Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                         --------------------------    --------------------------
                                                             2000          1999            2000           1999
                                                         -----------    -----------    -----------    -----------

REVENUE ..............................................   $ 1,026,184    $   602,280    $ 2,861,594    $ 1,423,982


COSTS AND EXPENSES
  Cost of revenue ....................................       409,445        219,393      1,067,320        602,226
  General and administrative .........................       448,904        216,274      1,161,247        533,911
  Loss on disposal of assets .........................          --             --              553           --
  Depreciation .......................................        37,528         17,346         96,249         37,583
                                                         -----------    -----------    -----------    -----------
                              TOTAL COSTS AND EXPENSES       895,877        453,013      2,325,369      1,173,720

NON-OPERATING INCOME (EXPENSE)
  Interest expense ...................................        (2,822)        (4,218)        (9,677)        (8,600)
  Interest income ....................................         4,961           --           11,575           --
                                                         -----------    -----------    -----------    -----------
                               NET INCOME BEFORE TAXES       132,446        145,049        538,123        241,662

INCOME TAXES .........................................       (55,298)          --         (157,405)          --
                                                         -----------    -----------    -----------    -----------
                                            NET INCOME   $    77,148    $   145,049    $   380,718    $   241,662
                                                         ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic ..............................................   $      0.01    $      0.03    $      0.07    $      0.06
                                                         ===========    ===========    ===========    ===========
  Diluted ............................................   $      0.01    $      0.03    $      0.06    $      0.06
                                                         ===========    ===========    ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER COMMON SHARE:
  Basic ..............................................     5,541,538      4,470,000      5,537,179      4,315,556
                                                         ===========    ===========    ===========    ===========
  Diluted ............................................     6,174,664      4,470,000      5,993,751      4,315,556
                                                         ===========    ===========    ===========    ===========



                            See accompanying notes to condensed financial statements

                                                        2

                                 MEDGRUP CORPORATION
                                 -------------------
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                 Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                 2000         1999
                                                               ---------    ---------
                              NET CASH PROVIDED BY (USED IN)
                                        OPERATING ACTIVITIES   $ 298,611    $ 191,646
                                                               ---------    ---------
                                                                 298,611      191,646
INVESTING ACTIVITIES
  Equipment and leasehold purchases ........................    (328,919)    (122,964)
  Cash paid for deposits ...................................        --         (1,300)
                                                               ---------    ---------
                                          NET CASH (USED IN)
                                        INVESTING ACTIVITIES    (328,919)    (124,264)
                                                               ---------    ---------

FINANCING ACTIVITIES
  Proceeds from sale of common stock .......................     215,000         --
  Cash paid for offering costs .............................     (23,650)        --
  Repayments to shareholder ................................      (5,551)     (10,287)
  Proceeds from issuance of notes payable ..................        --         87,000
  Payments on long-term debt ...............................     (53,564)     (28,977)
                                                               ---------    ---------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES     132,235       47,736
                                                               ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................     101,927      115,118
Cash and cash equivalents, beginning .......................     182,443       81,256
                                                               ---------    ---------
Cash and cash equivalents, ending ..........................   $ 284,370    $ 196,374
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .....................................   $   9,677    $   8,600
                                                               =========    =========
Cash paid for income taxes .................................   $ 102,000    $    --
                                                               =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with issuance of promissory note .........   $  35,550    $    --
145,000 common shares issued for conversion of note payable    $    --      $  87,000
Equipment acquired under capital lease .....................   $    --      $  88,919


              See accompanying notes to condensed financial statements

                                         3

                               MEDGRUP CORPORATION
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000


Note A: Basis of presentation
-----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's Registration Statement on Form SB-2 as filed with the SEC.

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

Note B: Shareholders' equity
----------------------------

During the nine months ended September 30, 2000 the Company sold for $215,000 cash, 215,000 shares of its common stock. Net proceeds to the Company after deducting $23,650 in costs of the offering were $191,350. In connection with the offering the Company also issued to the selling agent, 43,000 warrants (to purchase 43,000 shares of the Company's common stock) valued at $.352 per warrant for a total cost of $15,136, which has been accordingly charged against proceeds from the offering.

Item 2. Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------

General
-------

     The following discussion and analysis covers (i) material changes in the financial condition of MedGrup Corporation ("Company" or "us") since December 31, 1999 and (ii) material changes in our results of operations for the three and nine months ended September 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

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


Results of Operations
---------------------

     The results of our operations improved substantially for the nine month period ended September 30, 2000 compared to the same period of 1999. Revenue doubled, from $1,423,982 for the nine months ended September 30, 1999 to $2,861,594 for the same period of 2000. Net income increased 57%, from $241,662, or $.06 per basic share for the nine months ended September 30, 1999, to $380,718, or $.07 per basic share for the comparable period of 2000. Earnings per share were calculated on the basis of 4,315,556 shares outstanding for the period ended September 30, 1999, compared to 5,537,179 for the nine month period ended September 30, 2000.

     During the third quarter of 2000, we continued efforts to build our company infrastructure and prepare for additional growth. Toward those ends, we hired additional management personnel and coders. Compensation and related costs associated with these individuals increased our costs of revenue, general and administrative expenses. These expenses, in turn, reduced the rate of growth of our net income from 1999 to 2000. However, we believe that the investments will result in improved performance in the future.

     Results for the three months ended September 30, 2000 compared to the same period ended in 1999 were distorted by the unusual third quarter of 1999 and the additional expenses incurred in the third quarter of 2000, discussed above. While revenue increased approximately 70% from the third quarter of 1999 to the comparable period of 2000, net income fell 47%. Management believes that the decrease in profitability from the third quarter of 1999 to 2000 was an aberration based on unusually strong sales during the third quarter of 1999 and the shifting of certain expenses to the fourth quarter of that year. As a result, we believe that the third quarter of 1999 showed unusually high net income. Management believes that a comparison of the results of the nine month periods ended September 30, 1999 and 2000 are a more accurate comparison of the Company's operating results.

     The increase in revenues during 2000 was generated strictly by internal growth in the Company's core business. The gross margin also increased for the nine months of 1999 compared to 2000, from $821,756, or 58% for the nine months ended September 30, 1999 to $1,794,274, or 63% for the comparable period of 2000. However, the Company accrued additional tax expenses in 2000, thereby reducing net income by approximately $157,000.

     The Company announced the development of its Code@HomeTM coding system in October, 2000. Code@HomeTM is a proprietary, Web-based system of computer hardware and software designed to facilitate off-site coding. We expect to begin beta testing of the system at a client location during the forth quarter of 2000, with complete implementation anticipated during 2001.

     We believe that the Code@HomeTM system represents a significant advance in coding technology which will improve our operation and create the potential for a new source of revenue. Code@HomeTM is designed to replace our existing system of faxing medical records between healthcare providers and our coders. By facilitating the transfer, receipt and tracking of medical records with our clients, we hope to increase the productivity of our coders. It is anticipated that this increase in productivity will result in improved margins and therefore, increased profitability.

     The Code@HomeTM system may also provide the opportunity for additional sources of revenue. It is currently anticipated that this system will be offered on a fee basis to healthcare providers that desire to hire off-site coders themselves. Licensing of the system to third parties may provide revenues to supplement our coding revenue. Availability of the Code@HomeTM system may also increase the opportunity for coding revenue, as independent healthcare providers become aware of the capability of our business.

     Management believes that the Company is properly positioned to realize continued improvement in operations during 2001 and beyond. The market for the Company's coding services is such that we believe our revenues will continue to grow during that time. Our general and administrative expenses should remain generally constant, as we believe we have built a sufficient foundation for the foreseeable future. Successful implementation of the Code@HomeTM system, of which there is no assurance, when coupled with these other factors, should allow for continued improvement in the future.

Liquidity and Capital Resources
-------------------------------

     The Company's financial condition improved from year-end 1999, while remaining generally constant from the end of the prior quarter, June 30, 2000. Working capital at September 30, 2000 was $826,342, representing an increase of $265,141 from December 31, 1999. Current assets increased $109,259 from December 31, 1999, while current liabilities decreased $155,882. Shareholders' equity at September 30, 2000 was $1,391,286, representing an increase of $580,198 from fiscal year end.

     Cash from operations has been sufficient to fund capital requirements during the nine months ended September 30, 2000. In addition to cash for operating, general and administrative expenses, the Company spent approximately $330,000 during the nine months on equipment and leasehold improvements. The vast majority of that amount was spent on equipment acquisition, including faxes and computers for our coding business. Cash flow during this nine month period was supplemented by private placement of our common stock completed during the first quarter.

     Capital requirements for the balance of this fiscal year are primarily for acquisition of computer hardware and software for the Code@HomeTM system. Capital required for 2001 includes cash for continued expansion of our business. We estimate spending approximately $750,000 for development, purchase and implementation of the Code@HomeTM system, which we expect to fund substantially with the proceeds of a private placement of our equity securities. Remaining amounts, together with capital requirements for 2001, will be paid with cash generated by operations or future debt or equity financing.


                           Part II: Other Information


Item 1: Legal Proceedings
-------------------------

     No report required.

Item 2: Changes in Securities
-----------------------------

     No report required.

Item 3: Defaults Upon Senior Securities
---------------------------------------

     No report required.

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No report required.

Item 5: Other information
-------------------------

     No report required.

Item 6: Exhibits and Reports on Form 8-K
----------------------------------------

     (a). No exhibits are required to be filed with this report.

     (b). We did not file any reports on Form 8-K during the period covered by this report.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEDGRUP CORPORATION



Date: November 7, 2000                       By: /s/ James S. Wantman
                                             -----------------------------------
                                             James S. Wantman, Vice-President of
                                             Finance