Form 10KSB
period 2000-12-31
MEDGRUP CORP
filed 2001-03-27
CIK 1093382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2000

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number: 0-30899

                               MEDGRUP CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                              84-1504390
 ------------------------------                       -------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
 incorporation or organization)

1824 Woodmoor Drive, Suite 102, Monument, Colorado                80132
--------------------------------------------------                -----
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (719) 481-1500
                                                     --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                              ---  ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $3,895,712.

The aggregate market value of the 2,348,081 shares of voting stock held by non-affiliates of the Company as of March 6, 2001 was $6,457,223 based upon the last reported sale of the common stock on that date.

The number of shares outstanding of the issuer's common equity as of March 7, 2001 was 5,806,831.


                       Document incorporated by reference:

     The Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated by reference herein into Part III, Items 9 through 12.

                                TABLE OF CONTENTS



PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................7
   ITEM 3.  LEGAL PROCEEDINGS..................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................8

PART II........................................................................8

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........9
   ITEM 7.  FINANCIAL STATEMENTS..............................................15
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.....................15

PART III......................................................................16

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................16
   ITEM 10. EXECUTIVE COMPENSATION............................................16
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....16
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16

PART IV.......................................................................16

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURES....................................................................19

                           Forward Looking Statements

     See "Special Note Regarding Forward-Looking Statements" at the end of "Item
6. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward-looking information contained in this report.



                          Reference to Other Documents

     The descriptions in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this report or otherwise filed with the Securities and Exchange Commission. See "Item 13. Exhibits and Reports on Form 8-K."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

     MedGrup Corporation, a Colorado corporation ("MedGrup" or the "Company"), was organized in 1998. In 1999, the assets and operations of MedGrup Development Services, Inc., a Colorado corporation, were merged with the Company and we began operation in the medical services industry. MedGrup Development Services, Inc. was originally organized in 1995.

General

     We provide coding and consulting services for hospitals and other healthcare providers located in the United States. Under existing Federal and state requirements, these providers must submit billings for Medicare and Medicaid reimbursement in a numerical coded format. Many private health insurers also require submission of billing information in this coded format. These providers are therefore faced with strict regulatory compliance issues, as well as cash flow concerns in addressing coding requirements. We maintain a staff of highly qualified individuals to satisfy these coding requirements and help the providers operate more efficiently and profitably. We offer outsourcing of these coding and related consulting services to our clients.

     Most of our service is provided off the premises of the providers, although we often maintain personnel at the providers' location to facilitate our service. We recruit highly-qualified individuals to serve as coders who work primarily in a home-based business. Patient charts are sent confidentially to our coders via high speed, secured fax lines. A specially configured computer receives the charts, where the information is coded in accordance with Federal and state law. We license the computer software used in connection with our coding service from an independent third party and modify it to be used in our business. We do not own the rights to this software.

     Some other highlights of our business include the following:

     o We provide coding services for inpatient, outpatient and emergency room services provided by healthcare organizations.

     o We assist our clients in staffing their medical records department to improve operations.

     o We provide consulting services to healthcare providers to help their medical records and business office departments run more smoothly and profitably.

     o We audit the medical records departments of our clients to assist them to comply with Federal and state regulations.

Operations

     We operate as an independent, third party service satisfying coding requirements for hospitals and other healthcare providers. We offer a variety of services, primarily independent coding of medical charts. While our executive offices are located in Colorado, we maintain coders in approximately 14 states. All of our coding service is provided off-site through qualified individuals employed by us. The majority of our services are billed on a per-chart basis.

     We offer healthcare providers a reliable, quality alternative to in-house medical record department staffing requirements. Coding is primarily an administrative function which many healthcare providers find inefficient or uneconomical. However, these same providers must comply with strict Federal, state and private regulations to obtain reimbursement for services provided. Accordingly, we believe there is a strong demand for our service.

     Our services can generally be broken down into the following categories:

     o Independent coding. We provide off-site, independent coding for services provided by hospitals and other healthcare providers. Services rendered to medical patients is initially recorded in a narrative format and accumulated in a chart. In order for the healthcare provider to be reimbursed for its service, the chart must be converted to a coded format specified primarily by Federal law. Coding is required for inpatient treatment (where patients remain overnight), outpatient services and emergency room treatment. In this capacity, we may supplement the service of the provider's medical records department on a temporary or permanent basis, or completely replace in-house coders. We generally charge our clients on a per-chart basis.

     o Coding review. We review coding originally performed by the healthcare providers' medical records department. Patient charts are randomly selected for review to determine the accuracy of in-house coding. Specific documentation from each chart which has previously been coded is reviewed by our personnel, and the results relayed to the client within as little as 24 hours. In this capacity, we act as a safety check and education tool for hospital records departments. By providing this service, we believe we can increase revenue to the client while reducing errors and potential penalties.

     o Chargemaster review. We work with administrative staff in a consulting capacity to review the chargemaster schedule for hospitals. Because of our experience in the healthcare industry, we believe we possess expertise in evaluating various charges for all services provided by hospitals. Our goal is to increase the profitability and enhance compliance of all hospital departments.

     o Staffing. We assist healthcare providers with permanent or temporary clerical staffing requirements to alleviate staffing problems associated with clean-up or ongoing projects. We believe this service provides an important supplement to our independent coding services since some clients prefer to retain the coding function in-house and hire our clerical personnel on a temporary basis.

     We derive approximately 90% of our revenue from out-sourced coding and related services; the balance is derived from consulting services, clerical services and data transport equipment rental. To conduct our coding services, we maintain electronic data connections between our clients and our coding personnel. We receive patient charts via facsimile from our clients, code the information and return the coded summary to them within as little as 24 hours. Our coding personnel are located in various states, often in home offices, which allows them flexible working schedules and provides us access to highly qualified personnel. We maintain the latest data transmission and computer equipment, which is purchased or leased, depending on our working capital and perceived cost savings.

     Our coders are required to maintain current credentials with the American Health Information Management Association ("AHIMA"), or the American Academy of Professional Coders ("AAPC"), Registered Health Information Administrator ("RHIA"), Registered Health Information Technician ("RHIT"), Certified Coding Specialist ("CCS"), Certified Coding Specialist for Physician Offices ("CCS-P"), Certified Procedural Coder ("CPC"), Certified Procedural Coder for Hospitals ("CPC-H") and RN and ER Specialists. We require inpatient coders to demonstrate at least 5 years inpatient coding experience in a medium to large sized facility prior to employment. This provides the expertise needed to code high acuity illness and invasive procedures often performed at large medical centers. We also require each full-time coder to complete 10 hours of continuing education credits each year pertaining specifically to coding.

     In most cases, we are retained by our clients on an indefinite basis. This means we may work with a client for one month or many years. While our relationships may be terminated with as little as 90 days notice from our clients, we believe the quality and efficiency of our service will afford long working relationships. All of our contracts are in writing, but may be terminated by either us or our clients on written notice.

Customers

     We presently have approximately 71 active clients in nine states. Many of these clients are hospitals in rural areas, which can neither afford nor locate qualified, full-time coding staff. We also work with larger, urban healthcare providers who believe our services are more efficient than maintaining their own staff, or who use our services to supplement their staff. Our future strategy is to increase the number of clients we serve and to increase our services to each client. As we continue to develop our coding expertise in smaller hospitals, we hope to appeal to larger institutions, such as large urban hospitals throughout the United States. Our existing clients are located in the United States, primarily Texas, Oklahoma, California and Colorado. As our staff, technologies and administrative functions increase, we hope to increase the geographic scope of our markets.

     Our most important market is small to medium-sized hospitals (less than 150 beds) located in rural and small urban areas. Hospitals in these markets typically lack financial and other resources sufficient to adequately staff medical records departments or simply cannot find qualified people. These institutions often find it more economical and efficient to retain outside coders to provide this service.

     By initially concentrating on the rural and community hospital market, we believe we are positioning ourselves for long-term, steady growth. By continuing to market our service to medium to large urban facilities, especially those in more remote urban areas, we hope to grow more rapidly.

     We work with hospital groups, such as T.O.R.C.H. and Covenant in Texas, Western Healthcare Alliance in Colorado and Tenet on a nationwide basis. These hospitals are typically located in rural and small urban markets. Two clients, Covenant Medical Center in Lubbock, Texas and Hillcrest Healthcare Systems in Tulsa, Oklahoma, each account for more than 10% of our revenue.

     In October of 2000, we announced the signing of an agreement with the Dallas-Fort Worth Hospital Council ("DFWHC"), a hospital consortium representing the interests of its members, as a "preferred vendor." The DFWHC has agreed to recommend and promote our coding services to their 83 member hospitals. The agreement includes a provision for DFWHC to provide office space within its corporate headquarters to MedGrup, so that we can assure access and availability to member hospitals. We have signed two coding agreements with member hospitals under our preferred vendor agreement with DFWHC. The first agreement provides for MedGrup to provide immediate coding services to Huguley Health System, a 252-bed hospital, which is part of the Adventist Health System. The second agreement is with Parkland Health and Hospital System, a 1,000-bed facility, initially to eliminate a substantial coding backlog.

     We also recently entered into a preferred vendor agreement with VHA Southwest, Inc., another major hospital consortium. VHA will recommend and promote our coding and consulting services to its 23 partner organizations representing 83 acute care hospitals. We just entered into our first agreement under this contract with Wilson N. Jones Memorial Hospital in Sherman, Texas. We will provide coding services to two facilities, a 261-bed hospital and a 174-bed hospital. We anticipate gaining additional new clients pursuant to these preferred vendor agreements.

Year 2000 Developments

     In October of 2000, we announced the development of a new, proprietary offsite coding system to compliment our existing technology. Code@Home(TM) is an internet-based system of hardware and software to facilitate the transfer, receipt and tracking of medical records between health care providers and coders. We believe that this system represents a significant advance in medical records transport technology that will improve our operation and create the potential for new sources of revenue. It is anticipated that the beta testing phase of the system will be completed in first or second quarter of 2001, and complete implementation of the system will occur throughout the course of 2001.

     Code@Home(TM) utilizes proprietary internet-based technology to create, transmit and track an electronic record. The system is comprised of three levels of security, surpassing HIPPA requirements for security and privacy. The capacity exists to directly integrate these records with a billing services operation. Code@Home(TM) utilizes a unique automatic bi-directional routing function, which reduces this otherwise human-intensive operation. Data captured at admissions is imported into the electronic record and can be exported for ROI, billing or statistical purposes. This eliminates the time and entry error risk associated with the re-handling and entry of data. Online client tracking of chart status and access to a wide range of statistical information is also provided.

     Code@Home(TM) is designed to replace our existing system of faxing medical records between healthcare providers and our coders. By facilitating the transfer, receipt and tracking of medical records with our clients, we hope to increase the productivity of our coders. It is anticipated that this increase in productivity will result in improved margins and therefore, increased profitability.

     The Code@Home(TM) system may also provide the opportunity for additional sources of revenue. It is currently anticipated that this system will be offered on a fee basis to healthcare providers that desire to hire off-site coders themselves. Licensing of the system to third parties may provide revenues to supplement our coding revenue. Availability of the Code@Home(TM) system may also increase the opportunity for coding revenue, as independent healthcare providers become aware of the capability of our business.

Marketing

     Our marketing is conducted primarily through a staff managed by William Cronin, Chairman of the Board and Chief Executive Officer. Mr. Cronin has substantial experience in the medical services industry and enjoys an excellent reputation. Our marketing department calls periodically on numerous individual and group hospitals to acquaint them with our services. They also maintain contact with existing clients to ensure satisfaction with our service.

     To supplement the efforts of our employees, we also maintain various marketing programs designed to acquaint healthcare providers with our services. These include membership and participation in various industry related associations, trade shows, public relations, print media and business development. We maintain a database of prospective clients and endeavor to reach providers through seminars, newsletters and targeted events. However, we believe nothing contributes to our marketing more than the quality of service we provide our clients.

     We also receive numerous referrals from our existing clients by word-of-mouth advertising. However, we expect our marketing efforts will increase in the future as competition in our industry increases.

Competition

     Competition in the coding segment of the medical services industry is poorly defined due to the relatively new development of this segment. Our most recognizable competition is from the existing medical records departments of clients and potential clients. We continually strive to educate our clients and potential clients of the advantages of outsourcing the coding function. We believe education is an important part of our marketing function.

     Among the industry participants who offer outsourcing of the medical records function are national and regional companies and independent consultants.

     Several medium to large participants exist in the specialty coding segment of the medical services industry. These include Laguna, MC Strategies and Care Communications. Some of these organizations provide on-site coding review and may be implementing off-site coding. While these entities present competition for our business, we believe the quality and variety of our services gives us a competitive advantage.

     We believe our service of off-site coding assistance has major competitive advantages compared to services offered by most of our competitors. These advantages include minor on-site space or equipment requirements, non-threatening relationship with medical records staff and immediate response. These advantages, coupled with the experience and variety of services we offer, give us what we believe to be a competitive advantage.

Compliance and Industry Regulation

     While we are not directly regulated, the health care industry and our clients are heavily regulated by Federal and state law. On the Federal level, the U.S. Department of Health and Human Services ("DHHS"), through the Health Care Finance Authority ("HCFA") and the Office of the Inspector General ("OIG"), implement and enforce regulations specifying, among other things, uniform coding requirements and strict billing guidelines for Medicare and Medicaid claims. The regulations require that providers use standardized numerical codes and descriptive terms to report procedures and services provided. These regulations also impose substantial penalties for overbilling and other statutory violations.

     HCFA can impose civil monetary penalties and additional assessments and may exclude providers from participating in the Medicare and Medicaid programs for certain specified time periods for violations of the regulations. The assessments are additional monetary payments in lieu of damages sustained by the government because of the claim. Maximum civil monetary penalties range up to $10,000 per item or service in noncompliance, and assessments may be up to three times the amount claimed for some violations. Additionally, a person who is found guilty of committing Medicare fraud faces a host of different criminal, civil and administrative sanctions. The regulations and the penalties are directed at the health care providers who directly provide the services and submit the claims for payment.

     State laws also govern health care providers. State regulations regarding uniformity and submission of Medicaid claims are similar to the Federal regulations.

     Because the Company does not actually submit the claims, we do not believe that the regulations directly affect us, but we must follow state and Federal regulations in our coding practices, or face potential liability to our client. In addition, because we bill on a flat fee per chart basis, we have no financial incentive to overbill, specify higher cost codes or otherwise incorrectly code. As our primary business is coding, our staff keeps abreast of the regulations regarding coding, including the pronouncement of new and additional procedure codes that are or will be required by providers. The coding staff is trained on new legal coding requirements prior to the implementation of such requirements.

Insurance

     We presently maintain errors and omissions insurance on all of our coders to insure against claims resulting from the coding process. This policy provides protection in the amount of $1 million per claim and $3 million in the aggregate for acts or omissions resulting from the coding process of our business. We believe such policy to be sufficient for the needs of our company for the foreseeable future.

Employees

     As of March 5, 2001, we employed 79 people, including full and part-time employees and contract employees. Of that amount, five are executive officers of the Company, two are in sales, 23 are clerical level individuals servicing our clients, one clerical person serves our corporate office, along with two individuals who serve as administrative staff, three work in our information technology department and 43 are coding providers. Of the coding providers, 22 are employed on a full-time basis, 13 are employed on a part-time basis and eight are independent contractors. None of our employees are unionized and we believe we enjoy excellent relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. Our executive and administrative headquarters are located in Monument, Colorado, north of Colorado Springs, in office space leased from an unaffiliated third party. We presently occupy approximately 3,400 square feet of office space which serves our executive officers, billing, bookkeeping and certain other administrative functions. The space is leased for a period lasting until June, 2002.

     Total annual rent for the 12 month period beginning July1, 2000 is $47,096, escalating to $48,778 for the second year and $50,460 for the third year, each payable in monthly installments. The lease also provides for payment of our pro rata share of real estate taxes, insurance, utilities and other operating expenses. We believe this space will be adequate for our needs for the foreseeable future. The remainder of our employees are located on-site at various client locations or in home offices throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

     There are currently no material legal matters or other regulatory procedures pending or threatened that involve the Company, its property or any of the principal shareholders, officers or directors in their capacities as such. No such legal proceeding is known by management to be contemplated.

     In the future, we may be party to routine matters of litigation relating to our business, such as personnel matters, which we do not believe will have a material effect on our financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the shareholders was held on November 30, 2000 to ratify and approve an amendment to our Articles of Incorporation to reclassify 5,000,000 shares of authorized but unissued common stock to preferred stock, par value $.001. The proposal was passed with 4,073,859 votes casts for the proposal, no votes cast against the proposal and no abstentions. There were no other matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The following information sets forth the high and low bid prices for our common stock for each quarter within the last two fiscal years. Our common stock trades over-the-counter and has been quoted on the electronic Bulletin Board ("OTCBB") maintained by the National Association of Securities Dealers since July, 2000. Between July,1999 and July, 2000, our common stock was quoted in the Pink Sheets, a publication which tracks stock prices for the broker-dealer community. Trading was sporadic prior to the listing of our stock on the OTCBB.

     The following information has been obtained from the Pink Sheets. The prices set forth below do not include retail mark-ups, mark-downs or commissions, and may not represent prices at which actual transactions occurred.

Fiscal Quarter Ended           High         Low
--------------------           ----         ---
    1999
    ----

September 30                  $1.50        $1.50
December 31                    1.50         1.00

    2000
    ----

March 31                       1.31         1.19
June 30                        1.50         1.19
September 30                   2.75         1.25
December 31                    3.81         1.00

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

Holders

     As of March 20, 2001, the Company had approximately 49 shareholders of record, not including persons who hold their shares in "street name".

Dividends

     The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future. The payment of dividends in the future is dependent on the continued generation of revenue and profit, and the discretion of the Board of Directors based upon such matters as our capital needs and costs of obtaining capital from outside sources.

Recent Sales of Unregistered Securities

     In November of 2000, we sold a total of 250,000 shares of common stock for a price of $2.375 per share pursuant to a non-public offering, which sales were not registered under the Securities Act of 1933. We issued these shares through
J. E. Sheehan & Company, Inc., a registered broker-dealer, who served as placement agent, and paid a commission to the placement agent in the amount of 10% of the purchase price of the shares. In addition, the placement agent was issued a warrant entitling it to purchase up to 25,000 shares of our common stock, exercisable at $2.6125 per share for a period of five years following closing.

     The Company relied on the exemption from registration provided by Regulation D, Rule 506 of the 1933 Act. Each purchaser in the placement was an "accredited investor" within the meaning of Regulation D, and each was afforded access to the type of information that would be contained in a registration statement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     On May 12, 1999, we merged with MedGrup Development Services, Inc., then a privately held Colorado corporation. At that time, we changed our name to MedGrup Corporation. MedGrup Development Services had been engaged in the medical services industry since approximately 1995.

     Effective with the date of the merger, we issued 3,785,000 shares of our common stock to the former shareholders of MedGrup Development Services. This transaction has been treated as a recapitalization of MedGrup Development

Services for accounting purposes, although MedGrup Corporation, formerly known as Perseus Art Group, Inc., is the legal survivor. The transaction was treated as a reverse acquisition for accounting purposes, as if MedGrup Development Services had acquired Perseus. The merger was effective May 12, 1999. However, the financial statements have been presented as if the transaction took place on April 30, 1999.

Results of Operations

     Year ended December 31, 2000. Our operations improved substantially during the year ended December 31, 2000 compared to 1999, as both revenue and net income grew considerably. Revenue increased 90%, from $2,054,562 for the year ended December 31, 1999 to $3,895,712 for 2000. Net income also increased substantially, from $231,650, or $.05 per undiluted share for 1999, to $424,905, or $.08 per undiluted share for 2000, an increase of 83%. We achieved this improvement despite our continuing efforts to add corporate infrastructure to support our growth and establish a platform to allow additional growth in the future. The growth in net income also occurred despite a reserve of $165,000 for future income taxes.

     Revenue. Our core service of coding grew as a percentage of total revenue, from 80% in 1999 to 91% during 2000. This service includes coding of medical charts which are outsourced to us for coding by our clients, as well as review of coding done in-house by the medical service providers. We have placed an emphasis on coding service in our marketing, and expect that it will comprise a majority of our revenue for the foreseeable future. We expect that coding revenue will continue to increase as a result of our marketing efforts, especially due to our status as a preferred provider to two hospital groups in Texas.

     Other revenue includes consulting and auditing services, fee review and fax machine rental. We expect that consulting revenue will also increase during 2001, as we have certain long-term contracts with existing and new clients.

     The Code@Home(TM) system may provide the opportunity for additional sources of revenue in the future. It is currently anticipated that this system will be offered on a fee basis to healthcare providers that desire to hire off-site coders themselves. Licensing of the system to third parties may provide revenues to supplement our coding revenue. Availability of the Code@Home(TM) system may also increase the opportunity for coding revenue, as independent healthcare providers become aware of the capability of our business.

     Our growth during 2000 came without the benefit of any business acquisitions. While we tentatively explored certain acquisitions during the past year, and continue to evaluate opportunities which come to our attention, we have so far focused on building our business internally. The substantial increase in our revenue from 1999 to 2000 resulted from the addition of many new clients, as well as additional services provided to existing clients. We are continually adding infrastructure in an effort to expand our service to additional clients. However, we do not wish to sacrifice service for the sake of growth. Accordingly, additional clients will be added only as we believe we can provide quality, reliable service.

     Net Income. Our net income increased at a slightly slower rate than our revenue. We believe this is primarily attributable to two factors. First, our profit margin decreased slightly from 1999 to 2000, from 61% in 1999 to 58% in 2000. We believe this decrease is attributable to hiring and training many new coders during 2000, with a concurrent increase in cost and decrease in productivity by bringing coders on line prior to demand.

     The second factor affecting our income significantly was the increase in general and administrative expenses. Payroll and related expenses increased substantially from 1999 to 2000 with the increase in our management and administrative staff. We believe salaries and benefits for our management and administrative personnel will increase during 2001 as new people are added, and will continue to represent a significant portion of our expenses. Travel and related expenses also increased. This coincides with our increased marketing efforts and client load.

     Costs of Revenue. Costs of revenue were approximately $1,635,753 during year 2000, resulting in a gross profit margin of approximately 58%. Costs of our revenue include primarily salaries and benefits for coding personnel. We believe these costs were higher relative to our revenues during 2000 as compared to 1999 due to the integration of many new coders. We also added many new clients during 2000, which required set-up and familiarization with new information. We expect each of these situations to continue for the foreseeable future.

     Year ended December 31, 1999. During the year ended December 31, 1999, we realized net income after taxes of $231,650, or $.05 per share, on total revenue of $2,054,562. Revenue consisted of coding services of $1,651,439 and other services, including consulting, of $335,157. Costs of revenue were approximately $800,000, resulting in a gross profit margin of approximately 60%.

     During the year ended December 31, 1999, we incurred approximately $83,000 of expenses for professional and consulting fees, many of which were related to the merger. During 2000, we incurred additional professional fees as we began filing reports with the SEC.

     We are unable at this time to accurately predict what effect, if any, inflation will have on our operations in the future. While we believe labor costs will increase in the short-term, we expect our prices will increase to keep pace. However, there is no assurance that our clients will accept price increases in the future. We also cannot predict what effect new services will have on our operations, as we are a relatively new business.

Liquidity and Capital Resources

     December 31, 2000. We continued to enjoy a strong financial position at December 31, 2000. At that date, we had working capital of $1,287,181, consisting of current assets of $1,463,568 and current liabilities of $176,387. On the basis of our financial condition at December 31, 2000, and our foreseeable cash requirements, we believe our capital resources are sufficient for the 2001 fiscal year. Beyond that time, we may require cash from outside sources if we continue to grow at our current pace.

     Our working capital at December 31, 2000 increased by $725,201 from year-end December 31, 1999. During that time, current assets increased approximately $603,166 while current liabilities decreased $122,814. Our net worth also improved during year 2000, from $811,088 at December 31, 1999 to $1,774,716 at December 31, 2000.

     The improvement in our financial condition during 2000 is primarily attributable to cash and accounts receivable generated by operations and cash from financing activities. The increase in our current assets resulted from cash generated by operations of $300,000, the receipt of proceeds from private placements of $512,000 and an increase in accounts receivable.

     During the year ended December 31, 2000, our operations provided approximately $300,000 in cash. A majority of that is attributable to an increase in net income due to the growth of the business. Accounts receivable and prepaid expenses accounted for approximately $422,000 of cash which we used during the year. We used additional cash in connection with investing activities, primarily the acquisition of equipment and leasehold improvements.

     We spent $631,000 on the purchase of equipment and leasehold improvements during 2000, primarily computers and high-speed fax machines used in our coding service. A substantial portion of this amount was invested in our Code@HomeTM software and hardware. These purchases were financed with cash from operations and proceeds from the private placements discussed below. Cash increased $181,000 during the year. The remaining increase in our working capital came from an increase in accounts receivable. We believe that the reservoir of receivables accrued at year end, coupled with our existing cash, will be sufficient to satisfy our cash and capital requirements for the year 2001.

     Accounts Receivable. Accounts receivable increased substantially during 2000, commensurate with the increase in revenue. At December 31, 2000, we had accrued $986,481 of accounts receivable from our clients, net of allowances for potentially uncollectable accounts. The increase in accounts receivable during 2000 of $321,000 contributed to the increase in our current assets. This represents a substantial investment for us. Accordingly, we closely monitor our receivables in an effort to insure collection, and were successful during 2000 in collecting all amounts which were outstanding at December 31, 1999.

     Historically, we have a very high collection rate for our receivables. As many of our hospital clients are government funded, collections are reasonably certain. However, our collection experience is historically approximately 45 to 60 days after billing. This resulted in the need to raise additional capital during late 1999 and early 2000. As our revenues grow, our need to finance additional receivables may increase as well.

     Equity Financing. We satisfied our cash requirements during 2000 partially through private sales of our common stock. On July 9, 1999, we commenced an offering of 600,000 shares of common stock for $1.00 per share. The shares were offered pursuant to an exemption from the securities offering registration requirements provided by rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering closed in January, 2000, following the sale of all 600,000 shares. Of that amount, 215,000 shares were sold in 2000 for net proceeds of $162,350, after deducting $52,650 in offering costs. Pursuant to the placement agent agreement, the placement agent also received warrants to purchase 43,000 shares of our common stock for $1.10 per share. The warrants have been valued at their fair value of $15,136 and recorded in the financial statements as outstanding common stock warrants.

     In November 2000, the Company sold 250,000 shares for net proceeds of $524,279 after deducting $69,471 in offering costs. Pursuant to the placement agent agreement, we issued warrants to purchase 25,000 shares of the Company's common stock to the placement agent exercisable at $2.50 per share. We also issued 25,000 warrants to another NASD member firm for services rendered in connection with the offering. The warrants have been valued at their fair value of $29,875 and recorded in the financial statements as outstanding common stock warrants.

     Capital Requirements. Our greatest need for capital currently is to finance equipment acquisition and to implement Code@HomeTM. We have a substantial investment in equipment to conduct coding services, both within our client hospitals and at remote locations where our coders operate. We finance a portion of these equipment acquisitions. We acquire this equipment, consisting of sophisticated fax machines and computers, from independent third parties, through a combination of outright purchase and capital leases. At December 31, 2000, we had acquired $888,776 of equipment, net of accumulated depreciation, which included approximately $109,265 of capital leases. While we believe our existing equipment is adequate for our immediate needs, we must replace and/or expand our equipment in the future to maintain operations and our perceived competitive edge.

     We also require cash for payment of salaries and benefits to our coders, as well as management and administrative personnel. Whether our coders are paid on a salary or piecework basis, we must compensate them in advance of payment from our clients. Historically, our operations have been sufficient to fund these costs, and we anticipate that revenue will suffice in the future.

     We believe we have a variety of resources to finance future capital requirements. We believe we could obtain additional financing through additional placement of our equity securities, or by obtaining a line of credit from a commercial lender. We currently have very little long-term debt, and a limited amount of short-term obligations.

     December 31, 1999. At December 31, 1999, we had working capital of $561,201, consisting of current assets of $860,402 and current liabilities of $299,201. During the year ended December 31, 1999, our operations used approximately $57,000 in cash. A majority of that use is attributable to an increase in accounts receivable, in the approximate amount of $450,000. We used an additional $150,000 in cash in connection with investing activities, primarily the acquisition of equipment and leasehold improvements.

     We satisfied our cash requirements during 1999 primarily through private sales of our common stock. In July, 1999, we undertook an offering of up to 600,000 shares at a price of $1 per share pursuant to exemptions from the registration requirements of existing Federal and state securities laws. A securities broker/dealer acted as our placement agent for purposes of this offering and charged us a 10% commission on sales and a non-accountable expense allowance of 1% of the gross proceeds raised in the offering. We also issued 50,000 shares of common stock valued at $50,000 and warrants to acquire our common stock at an exercise price of $1.10 per share at the rate of one warrant for each five shares sold in the offering. We netted a total of $275,054 prior to year-end on the sale of 385,000 shares after $110,000 of offering costs. The remainder of the offering was sold during 2000.

     We also received $87,000 through the issuance of notes to private parties during 1999. These notes were subsequently converted to common stock during the year at a price of $.60 per share. Overall, our cash increased approximately $100,000 during the year.

Special Note Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the future of the medical services industry, statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. Some of these risks include, among others, the following:

     Effects of Rapid Growth. Because of our limited operating history and revenues, we maintain a relatively limited staff of management and administrative personnel. This situation places great stress on these individuals to manage our growth. Our continued growth will depend on a variety of factors, including our ability to initiate, develop and maintain new client relationships. We must also assure that our existing clients receive quality service from our coders. We must also develop systems to accurately record and monitor our growth. We must also evaluate and expand our facilities and equipment to ensure our clients receive quality service and we can continue to grow as we hope. All of these factors place great demands on our people and our systems, and we cannot assure that we will continue to grow at our past rate.

     Dependence on Health-Care Providers. Our customers are typically hospitals and other healthcare providers, and we derive substantially all of our revenues from services to hospitals. Our performance therefore depends on continued demand for our service from these providers. Consolidation in the healthcare industry, particularly in the hospital market, could decrease the number of potential purchasers of our services or contribute to the loss of one or more of our significant customers. Either of these events could negatively affect our business, financial condition and results of operation. Legislative or market-driven reforms could also negatively affect our business. Finally, the decision to purchase our services typically involves the approval of several members of management of a hospital. Consequently, it is difficult for us to predict the timing or outcome of the buying decision of our customers or potential customers.

     Dependence on Technology. We depend on our computer and telecommunications equipment and software capabilities to run our business. Our failure to maintain the competitiveness of our technological capabilities or respond effectively to technological changes could negatively affect our business, results of operations or financial condition. As we are not a computer software provider, we do not typically invest funds in research and development for our coding software. We depend on products acquired from independent third parties. Our continued growth and future profitability will depend on a number of factors, including our ability to (i) expand our existing service offerings to include desired customer services and (ii) as our business matures, introduce new services that leverage and respond to changing technological and healthcare developments. We cannot assure that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete.

     Lack of Long Term Contracts. Our contracts with clients may be terminated on 90 days advance notice and do not ensure that we will generate a minimum level of revenue. The profitability of each client may fluctuate, sometimes significantly, depending on service required by that entity. We are not usually designated as our clients' exclusive coding provider. However, we believe that meeting our client's expectations can have a more significant impact on our revenues and profitability than the specific terms of our contracts. We believe we have excellent relations with all of our clients.

     Dependence on Qualified Coders. Our success depends largely on our ability to recruit, hire, train and retain qualified employees, especially medical coders. Our industry is very labor intensive and requires highly trained and experienced personnel. While we believe we have excellent relations with our existing employees, we must continually recruit new employees to sustain our growth. Our employees are partially responsible for successful relations with our clients. For that reason, it is important that we maintain a qualified labor force. Qualified coders are in high demand and short supply in our industry. We must also retain employees at acceptable costs, including wages, employee benefits and taxes. An increase in these expenses could adversely affect our business and financial condition.


ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We retained Cordovano & Harvey, P.C., independent accountants, to audit our financial statements beginning with the year ended December 31, 1999. Cordovano & Harvey replaced A. Liparulo, CPA, who acted as the accountant for MedGrup Development Services, Inc. and audited its financial statements for the year ended December 31, 1998. The dismissal of A. Liparulo and hiring of Cordovano & Harvey was approved by our Board of Directors. Cordovano & Harvey, P.C. audited the financial statements of Perseus Art Group, Inc. prior to its name change to MedGrup Corporation.

     The report of A. Liparulo for December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor was such report modified as to uncertainty, audit scope or accounting principles. There was no disagreement with A. Liparulo on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to his satisfaction, would have caused him to make reference to the subject matter of the disagreement in connection with his report.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held on May 17, 2001.

Item 10. Executive Compensation

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held on May 17, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held on May 17, 2001.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annul meeting of shareholders to be held on May 17, 2001.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.      Description

2(1) Articles of Merger, MedGrup Corporation, as the survivor and MedGrup Development Services, Inc., as filed with the Secretary of State of the State of Colorado on May 12, 1999.

3.1(1) Articles of Incorporation of the Company as filed on June 26, 1998 with the Secretary of State of the State of Colorado.


3.2(1) Articles of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Colorado May 12, 1999.

3.3* Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of the State of Colorado on December 26, 2000.

3.4(1)    Amended and Restated Bylaws

4(1)      Form of Certificate for Common Stock

8         Not applicable.

9         Not applicable.

10.1(1)   Form of Agreement for Coding Services

10.2(1) Form of Capital Lease Agreement between the Company and Wells Fargo Equipment Finance, Inc. dated June 2, 1999.

10.3(1) Commercial Property Lease Agreement between the Company and Gary Bader dated March 15, 2000.

10.4(1) Form of Warrant Agreement between the Company and Kashner Davidson Securities Corporation.

10.5(1) Employment Agreement between the Company and William D. Cronin, dated January 1, 2000.

10.6(1) Employment Agreement between the Company and Terry J. Holmes, dated February 14, 2000.

10.7(1) Employment Agreement between the Company and Margaret M. Cronin, dated January 1, 2000.

10.8(1) Employment Agreement between the Company and Gary B. Mendenhall, dated August 10, 2000.

10.9* Employment Agreement between the Company and James Wantman, dated January 1, 2000.

10.10(1)  Incentive Stock Option Plan with Form of Option Agreement.

10.11(1) Option Agreement between the Company and Gary Mendenhall, dated May 26, 1999.

10.12(1) Option Agreement between the Company and Terry Holmes, dated February 14, 2000.

10.13* Option Agreement between the Company and James Wantman, dated January 3, 2000.

10.14(1) Software Limited License Agreement between the Company and QuadraMed Corporation dated December 13, 1999.

11        Not applicable.

16(2)     Letter to the Company from A. Liparulo, CPA dated June 9, 2000

18        Not applicable

21        Not applicable

22        Not applicable

23        Not applicable

99        Not applicable.
-------------------------------

* Filed herewith.

(1) Filed as an Exhibit to Registration Statement filed on Form SB-2, SEC File No. 333-35810 and incorporated herein by reference.

(2) Filed as an Exhibit to Amendment to Registration Statement filed on Form SB-2/A, SEC File No. 333-35810 and incorporated herein by reference.

(b) Reports on Form 8-K.

     The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                               MEDGRUP CORPORATION
                               -------------------




                                                                            Page
                                                                            ----

Independent auditors' report.................................................F-2

Balance sheet as of December 31, 2000........................................F-3

Statements of operations, for the years ended December 31, 2000 and 1999.....F-4

Statement of shareholders' equity,  for the period January 1, 1999 through December 31, 2000 ..................................................F-5

Statements of cash flows, for the years ended December 31, 2000 and 1999.....F-6

Notes to financial statements................................................F-7

To the Board of Directors and Shareholders
Medgrup Corporation

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Medgrup Corporation as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medgrup Corporation, as of December 31, 2000 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
February 16, 2001


                                 MEDGRUP CORPORATION
                                 -------------------
                                    BALANCE SHEET
                                  DECEMBER 31, 2000


                                       ASSETS

CURRENT ASSETS
        .................................................................
     Cash ...............................................................   $  363,376
     Accounts receivable, net of allowance for doubtful accounts $12,092       986,481
     Prepaid expenses ...................................................      113,711
                                                                            ----------
                                                     TOTAL CURRENT ASSETS    1,463,568


PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $223,545  (Note C) .....................      888,776


DEPOSITS ................................................................        5,300
                                                                            ----------
                                                                            $2,357,644
                                                                            ==========


                        LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable, trade ............................................   $   60,350
     Accrued expenses ...................................................       39,365
     Income taxes payable ...............................................         --
     Current portion of note payable (Note D) ...........................       15,553
     Current portion of capital leases payable (Note D) .................       61,119
                                                                            ----------
                                                TOTAL CURRENT LIABILITIES      176,387
                                                                            ----------

NOTE PAYABLE (Note D) ...................................................       25,948

CAPITAL LEASES PAYABLE (Note D) .........................................       14,011

DEFERRED INCOME TAXES (Note F) ..........................................      366,582
                                                                            ----------
                                                       TOTAL  LIABILITIES      582,928
                                                                            ==========

COMMITMENTS (Note H) ....................................................         --


SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000 shares authorized;
       0 shares issued and outstanding ..................................         --
     Common stock, $.001 par value; 45,000,000 shares authorized;
       5,806,831 shares issued and outstanding ..........................        5,807
       155,000 outstanding common stock warrants ........................       91,415
       25,000 outstanding common stock options ..........................        9,925
     Additional paid in capital .........................................    1,088,437
     Retained earnings ..................................................      579,132
                                                                            ----------
                                               TOTAL SHAREHOLDERS' EQUITY    1,774,716
                                                                            ----------
                                                                            $2,357,644
                                                                            ==========


                 See accompanying notes to the financial statements

                                         F-3

                               MEDGRUP CORPORATION
                               -------------------
                            STATEMENTS OF OPERATIONS


                                                       For the Years Ended December 31,
                                                       ------------------------------
                                                             2000          1999
                                                         -----------    -----------
REVENUES
          ............................................
      Coding services ................................   $ 3,530,052    $ 1,651,439
      Other ..........................................       264,670        335,157
      Rental income ..................................       100,990         67,966
                                                         -----------    -----------
                                        TOTAL REVENUES     3,895,712      2,054,562
                                                         -----------    -----------

COSTS AND EXPENSES
      Cost of revenue ................................     1,635,753        809,723
      Stock based compensation, coding services ......        14,671          4,634
      Stock based compensation, consulting ...........         9,925           --
      Provision for doubtful accounts ................          --           39,136
      Professional and consulting fees ...............        80,779         83,404
      General and administrative .....................     1,367,869        807,512
      Depreciation ...................................       141,901         57,820
      Gain on disposal of assets .....................          --           (2,283)
                                                         -----------    -----------
                              TOTAL OPERATING EXPENSES     3,250,898      1,799,946
                                                         -----------    -----------

                                      OPERATING INCOME       644,814        254,616

NONOPERATING INCOME (EXPENSE)
      Interest expense ...............................       (12,180)       (14,912)
      Interest income ................................        16,237           --
      Other income ...................................          --            1,500
                                                         -----------    -----------
                        NET INCOME BEFORE INCOME TAXES   $   648,871    $   241,204


INCOME TAXES (NOTE F)
      Current tax expense ............................       (58,233)          (507)
      Deferred tax expense ...........................      (165,733)        (9,047)
                                                         -----------    -----------
                                            NET INCOME   $   424,905    $   231,650
                                                         ===========    ===========

NET INCOME PER SHARE:
      Basic ..........................................   $      0.08    $      0.05
                                                         ===========    ===========
      Diluted ........................................   $      0.07    $      0.05
                                                         ===========    ===========




SHARES USED FOR COMPUTING NET INCOME PER SHARE:
      Basic ..........................................     5,583,944      4,544,167
                                                         ===========    ===========
       Diluted .......................................     6,129,673      4,907,917
                                                         ===========    ===========

Pro forma information (Note A):


      Pro forma net income before income taxes .......           N/A    $   141,204
      Pro forma provision for income taxes ...........           N/A        (48,715)
                                                         -----------    -----------
      Pro forma net income ...........................           N/A    $    92,489
                                                         ===========    ===========
      Pro forma basic earnings per share .............           N/A    $      0.02
                                                         ===========    ===========


               See accompanying notes to the financial statements

                                       F-4


                                             MEDGRUP CORPORATION
                                             -------------------
                                      STATEMENT OF SHAREHOLDERS' EQUITY
                               From January 1, 1999 through December 31, 2000


                                                                      Common Stock      Outstanding  Common Stock
                                                                   Shares      Amount     Warrants     Options
                                                                  ---------   ---------   ---------   ---------
                                       BALANCE, JANUARY 1, 1999   3,785,000*  $   3,785        --     $    --

Shareholders' distribution ....................................        --          --          --          --

Net income from January 1, 1999 to April 30, 1999 .............        --          --          --          --

Deferred income tax expense resulting from change in
tax reporting metods ..........................................        --          --          --          --

S Corporation termination .....................................        --          --          --          --

Merger with Perseus Art Group .................................     955,000         955        --          --

Sale of common stock, net of $109,946 offering costs ..........     385,000         385        --          --

Stock issued for payment of $50,000 offering costs,
valued at fair value of stock50 ...............................      50,000          50        --          --

Stock issued for conversion of notes payable ..................     145,000         145        --          --

77,000 warrants issued for payment of offering costs,
valued at fair value of warrants ..............................        --          --        27,104        --

15,293 options issued for coding services, valued at
fair value of optons ..........................................        --          --          --         4,634

Deferred taxes relating to the termination of S Corporation ...        --          --          --          --

Net income from May 1, 1999 through December 31, 1999 .........        --          --          --          --
                                                                  ---------   ---------   ---------   ---------
                                     BALANCE, DECEMBER 31, 1999   5,320,000       5,320      27,104       4,634

Sale of common stock, net of $52,650 offering costs ...........     215,000         215        --          --

43,000 warrants issued for payment of offering costs,
valued at fair value of warrants ..............................        --          --        15,136        --

42,000 options vested during 2000, granted for services,
valued at fair value of otions ................................        --          --          --        11,906

Common stock options exercised ................................      21,831          22        --        (6,615)

Sale of common stock, net of $69,471 offering costs ...........     250,000         250        --          --

25,000 warrants issued for payment of offering costs,
valued at fair value of warrants ..............................        --          --        29,875        --

10,000 warrants issued for payment of services,
valued at fair value of warrants ..............................        --          --        19,300        --

Net income for the year ended December 31, 2000 ...............        --          --          --          --
                                                                  ---------   ---------   ---------   ---------
                                     BALANCE, DECEMBER 31, 2000   5,806,831   $   5,807   $  91,415   $   9,925
                                                                  =========   =========   =========   =========

*Restated from 1,100  See Note A

                                        See accompanying notes to the financial statements


                                            MEDGRUP CORPORATION
                                            -------------------
                                     STATEMENT OF SHAREHOLDERS' EQUITY
                              From January 1, 1999 through December 31, 2000


                                                                    Additional                       Total
                                                                      Paid in       Retainied     Shareholders'
                                                                      Capital       Earnings        Equity
                                                                    -----------    -----------    -----------

                                         BALANCE, JANUARY 1, 1999   $     1,415    $   234,264    $   239,464

Shareholders' distribution ......................................          --         (100,000)      (100,000)

Net income from January 1, 1999 to April 30, 1999 ...............          --           77,423         77,423

Deferred income tax expense resulting from change in
tax reporting metods ............................................          --         (118,516)      (118,516)

S Corporation termination .......................................        93,171        (93,171)          --

Merger with Perseus Art Group ...................................          (955)          --             --

Sale of common stock, net of $109,946 offering costs ............       274,669           --          275,054

Stock issued for payment of $50,000 offering costs,
valued at fair value of stock50 .................................           (50)          --             --

Stock issued for conversion of notes payable ....................        86,855           --           87,000

77,000 warrants issued for payment of offering costs,
valued at fair value of warrants ................................       (27,104)          --             --

15,293 options issued for coding services, valued at
fair value of optons ............................................          --             --            4,634

Deferred taxes relating to the termination of S Corporation .....          --           (4,418)        (4,418)

Net income from May 1, 1999 through December 31, 1999 ...........          --          158,645        158,645
                                                                    -----------    -----------    -----------
                                       BALANCE, DECEMBER 31, 1999       428,001        154,227        619,286

Sale of common stock, net of $52,650 offering costs .............       162,135           --          162,350

43,000 warrants issued for payment of offering costs,
valued at fair value of warrants ................................       (15,136)          --             --

42,000 options vested during 2000, granted for services,
valued at fair value of otions ..................................          --             --           11,906

Common stock options exercised ..................................        19,283           --           12,690

Sale of common stock, net of $69,471 offering costs .............       524,029           --          524,279

25,000 warrants issued for payment of offering costs,
valued at fair value of warrants ................................       (29,875)          --             --

10,000 warrants issued for payment of services,
valued at fair value of warrants ................................          --             --           19,300

Net income for the year ended December 31, 2000 .................          --          424,905        424,905
                                                                    -----------    -----------    -----------
                                       BALANCE, DECEMBER 31, 2000   $ 1,088,437    $   579,132    $ 1,774,716
                                                                    ===========    ===========    ===========

*Restated from 1,100  See Note A

                            See accompanying notes to the financial statements

                                               F-5(Con't)

                                     MEDGRUP CORPORATION
                                     -------------------
                                   STATEMENTS OF CASH FLOWS


                                                                   For the Years Ended December 31,
                                                                   --------------------------------
                                                                          2000          1999
                                                                        ---------    ---------
OPERATING ACTIVITIES
    Net income ......................................................   $ 424,905    $ 231,650
    Transactions not requiring cash:
        Depreciation ................................................     141,901       57,820
        Gain on disposition of assets ...............................        --         (2,283)
        Increase to allowance for doubtful accounts .................        --         39,136
        Stock based compensation expense ............................      24,596        4,634

    Changes in current assets and current liabilities:
        Increase in receivables and  prepaid expenses ...............    (422,233)    (501,515)
        Increase in accounts payable and accrued liabilities ........     130,332      113,132
                                                                        ---------    ---------
                                       NET CASH PROVIDED BY (USED IN)
                                                 OPERATING ACTIVITIES     299,501      (57,426)
                                                                        ---------    ---------


INVESTING ACTIVITIES
    Equipment and leasehold purchases ...............................    (626,808)    (155,153)
    Proceeds from sale of equipment .................................        --          7,000
    Cash paid for deposits ..........................................      (4,000)      (1,300)
                                                                        ---------    ---------
                                                   NET CASH (USED IN)
                                                 INVESTING ACTIVITIES    (630,808)    (149,453)
                                                                        ---------    ---------

FINANCING ACTIVITIES
    Sale of common stock ............................................     808,750      385,000
    Cash paid for offering costs ....................................    (122,121)    (109,946)
    Distributions, loan repayments to shareholder ...................    (100,000)     (10,287)
    Payments on capital leases ......................................     (58,338)     (42,748)
    Payments on note payable ........................................     (16,051)        (953)
    Proceeds from notes payable .....................................        --         87,000
                                                                        ---------    ---------
                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES     512,240      308,066
                                                                        ---------    ---------


NET INCREASE  IN CASH ...............................................     180,933      101,187
Cash, beginning .....................................................     182,443       81,256
                                                                        ---------    ---------
Cash, ending ........................................................   $ 363,376    $ 182,443
                                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..............................................   $  12,180    $  14,912
                                                                        =========    =========
Cash paid for income taxes ..........................................   $ 153,750    $    --
                                                                        =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
50,000 common shares issued for payment of offering costs ...........   $    --      $  50,000
68,000 and 77,000 stock warrants issued for payment of offering costs   $  45,011    $  27,104
145,000 common shares issued for conversion of notes payable ........   $    --      $  87,000
Vehicle acquired in exchange for note payable .......................   $  35,550    $  19,119
Equipment acquired under capital lease ..............................   $    --      $  88,919
10,000 stock warrants issued for software consulting costs ..........   $  19,300    $    --


                     See accompanying notes to the financial statements

                                           F-6

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note A: Organization and business, and summary of significant accounting policies
------------------------------------------------------------------------

Organization and business

Effective May 7, 1999, Medgrup Development Services, Inc. ("MDSI") merged with Perseus Art Group, Inc. ("Perseus") which was incorporated under the laws of the state of Colorado on June 26, 1998. Concurrent with the merger, Perseus changed its name to Medgrup Corporation (the "Company"). MDSI originated as an Illinois corporation then moved all operations to Colorado in 1997 where it subsequently became a corporation under the laws of the state of Colorado on February 2, 1997.

The Company is a medical consulting company that specializes in the coding of medical record charts of previously discharged patients from various hospitals' inpatient, outpatient and emergency rooms. The Company provides services to approximately 70 hospitals in nine states. The contracts with the hospitals vary from the Company coding all of the medical charts for the hospitals to the hospitals having some of their coded medical charts reviewed by the Company. Hospitals pay the Company on a per chart basis.

Acquisition and merger
----------------------
On May 7, 1999, MDSI exchanged 100 percent of its outstanding shares of common stock for 3,785,000 shares of the common stock of the Company. This acquisition has been treated as a recapitalization of MDSI, a Colorado corporation, with the Company the legal surviving entity. Since the Company had, prior to the recapitalization, no assets or liabilities and no operations, the recapitalization has been accounted for as the sale of 1,100 shares of MDSI for the net liabilities of the Company. The recapitalization took place on May 7, 1999; however, the financial statements have been prepared as if the recapitalization took place on April 30, 1999. MDSI and the Company were unrelated prior to the reverse merger.

S Corporation termination
-------------------------
MDSI terminated its S Corporation tax status as of April 30, 1999 in conjunction with its merger with the Company. At that date, MDSI had $93,171 of undistributed earnings as restated to reflect $118,516 and $73,286 for 1999 and 1998, respectively, in deferred income tax expense related to the difference in accrual versus cash reporting for income taxes. The financial statements include the transfer of $93,171 from retained earnings to additional paid-in-capital. The financial statements show the pro forma effect on net income of shareholder distributions totaling $100,000 for the year ended December 31, 1999, as if the distributions were compensation expense to the shareholders. The pro forma financial information shows pro forma corporate tax expense for the year ended December 31, 1999. The pro forma amount has been restated to reflect the change in income reporting methods. (See Note F-Income Taxes). Pro forma basis earnings per share reflect the weighted average shares outstanding as if the merger was effective at the beginning of all periods presented.

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Summary of significant accounting policies:

Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Cash
----
The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Concentrations and credit risk
------------------------------
Approximately 34 percent and 41 percent of the Company's net revenues during 2000 and 1999, respectively were for services rendered to two hospitals.

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The maximum loss that would have resulted from that risk totaled $410,834 at December 31, 2000, for the excess of the deposit liabilities reported by financial institutions over the amount that would have been covered by federal insurance. The Company has not experienced any losses to date in such accounts and accordingly, believes it is not exposed to any significant credit risk.

Accounts receivable
-------------------
The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. Two hospitals comprised 36 percent of the accounts receivable balance at December 31, 2000. Management periodically reviews the aging of accounts receivable and records a charge to provision for doubtful accounts for those accounts that significantly exceed 90 days past due:

     Acccounts receivable at January 1, 2000, net.......$   665,783
     Collection of accounts receivable..................   (665,783)
     Increase in allowance for doubtful accounts........       --
     Accounts written off, charged to allowance.........     42,593
     Increase in accounts receivable....................    943,888
                                                        -----------
     Accounts receivable at December 31, 2000, net......$   986,481
                                                        ===========

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Summary of significant accounting policies continued:

Long-lived assets
-----------------
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine whether any impairments are other than temporary. SFAS No. 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Income taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue recognition
-------------------
Revenue is recognized at the time the services are rendered. Other revenue is comprised of services provided to customers for clerical support, consulting and review of charts coded by hospital employees. Fax rental income is for revenue derived from renting fax machines to customers for use in facilitating the coding process and is recognized when earned.

Stock-based compensation
------------------------
The Company accounts for any stock-based compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost for stock options, if any, is measured as the excess of the quoted market prices of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in APB 25 to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of the stock-based compensation arrangements under the provision of APB 25 and, accordingly, has included the pro forma disclosures required under SFAS 123 in Note E.

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Summary of significant accounting policies continued:

Fair value of financial instruments
-----------------------------------
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, prepaid expenses, accrued compensation, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Earnings per share
------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for the two-year period ended December 31, 2000. Under SFAS 128, net income per share-basic excludes dilution and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Net income per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Property and equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three to five years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. Leasehold improvements are amortized over thirty six months.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

Note B:  Related party transactions
-----------------------------------

During the year ended December 31, 1999, the Company repaid advances received from the President of the Company totaling $10,287. Also, during the year ended December 31, 1999, the President of the Company leased office space to the Company for three months for a total of $1,500.

Prior to the termination of the S Corporation status, the Company recorded a distribution payable (return of earnings) of $100,000 to the S Corporation shareholders. This was paid during the year ended December 31, 2000.

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note C:  Property and equipment
-------------------------------

The Company is in the process of launching a new project, Code@Home. The project's new technology will allow hospitals to transmit charts to the Company's central server. From the server, the charts will be automatically routed to the appropriate coder(s) based on the facility and type of chart. When the coder has finished the charts, the updated data will be transmitted back to the server. During the fourth quarter 2000, the Company incurred $229,612 for expenditures related to the project. The project is expected to become operational during 2001. The Code@Home idle assets include computer hardware and software costs and have not been placed in service, therefore no depreciation expense has been recorded.


                                                       Property
                                       Property      under Capital     Total
                                       Acquired          Lease       Property
                                      ----------      ----------    ----------
    Furniture and fixtures............$   59,251      $   11,397    $   70,648
    Computer equipment................   291,286          39,658       330,944
    Fax equipment.....................   227,132         123,501       350,633
    Vehicles..........................    72,988            --          72,988
    Leasehold improvements............    57,496            --          57,496
    Code@Home, idle assets............   229,612            --         229,612
                                      ----------      ----------    ----------
                                         937,765         174,556     1,112,321
    Less accumulated depreciation.....  (158,254)        (65,291)     (223,545)
                                      ----------      ----------    ----------
                                      $  779,511      $  109,265    $  888,776
                                      ==========      ==========    ==========


Note D:  Debt
-------------

Convertible notes
-----------------
On April 30, 1999, the Company issued notes in the amounts of $15,000, $36,000 and $36,000 to three individuals. The notes were non-interest bearing and were convertible into 25,000, 60,000 and 60,000, respectively, of shares of the Company's common stock. On May 26, 1999, the notes were converted.



                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note D:  Debt, continued
------------------------

Long-term debt consists of the following notes payable and capital leases payable at December 31, 2000:

Notes payable:
Note payable due in monthly installaments of $489, interest at .90 percent,
maturing October 15, 2002, collateralized by vehicle............................$   10,919

Note payable due in monthly installaments of 494, interest at .90 percent,
maturing February 1, 2003 collateralized by vehicle.............................$   12,715

Note payable due in monthly installaments of 447, interest at 8.99 percent,
maturing December 30, 2004 collateralized by vehicle............................$   17,867
                                                                                ----------
                                                                                    41,501
Less: Current maturities........................................................   (15,553)
                                                                                ----------
                                                                                $   25,948
                                                                                ==========


Maturities on notes payable, subsequent to December 31, 2000 are as follows:
                    2001........................................................$   15,553
                    2002........................................................    15,046
                    2003........................................................     5,909
                    2004........................................................     4,993
                                                                                ----------
                                                                                    41,501
                                                                                ==========

Capital leases payable:
Capital lease, due in monthly installments of $2,845, net of imputed interest,
maturing November 2001, collateralized by equipment.............................$   29,933

Capital lease, due in monthly installments of $2,845, net of imputed interest,
maturing May 2002, collateralized by equipment..................................    45,197
                                                                                ----------
                                                                                    75,130
Less: current maturities........................................................   (61,119)
                                                                                ----------
                                                                                $   14,011
                                                                                ==========

Payments on capital leases payable, subsequent to December 31, 2000 are as follows:
                    2001........................................................$   65,435
                    2002........................................................    14,225
                                                                                ----------
                                                                                    79,660
                    Less: imputed interest......................................    (4,530)
                                                                                ----------
                    Present value of net minimum lease paymentrs................$   75,130
                                                                                ==========


                                            F-12

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note E:  Stock based compensation
---------------------------------

Common stock options
--------------------
The Company has an Incentive Stock Option Plan (the "Plan"), and has reserved 1,750,000 shares of common stock for issue as options are granted. Under the Plan, the Company may grant incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Under Section 422 of the Code, exercise of a qualified incentive stock option will not create income to the option holder on the date of exercise; income recognition is deferred until disposition of the stock acquired. Incentive stock options must be granted with an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Incentive stock options granted to holders of more than ten percent of the outstanding common stock must have (1) an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of grant, and (2) a term not exceeding five years.

The Plan provides that the total number of shares covered by such plan, the number of shares covered by each option, and the exercise price per share may be proportionally adjusted in the event of a stock split, reverse stock split, stock dividend, or similar capital adjustment which is effected with receipt of additional consideration by the Company.

During the years ended December 31, 2000 and 1999 the Company granted 936,000 and 693,500 options, respectively, pursuant to the Plan. In 2000 and 1999, 127,500 and 34,500, respectively, of the options were canceled prior to vesting due to termination of the employee or non-performance of the terms of the option agreement. During 2000, no options, pursuant to the plan, were exercised. The options vest over a period of up to three years, or vest based on certain performance criteria and are priced at or above the current over-the-counter share trading price on the date of grant. The options expire on various dates ending 2007. The expiration dates are based on the date of grant and expire from five to seven years after date of grant. The following summarizes the expiration schedule for options outstanding at December 31, 2000:


                       Expiration                     Number
                          Date                      of Options
                   -------------------------------------------
                   2nd Quarter 2006...............     572,000
                   3rd Quarter 2006...............       3,000
                   4th Quarter 2006...............      74,500
                   1st Quarter 2007...............     620,000
                   2nd Quarter 2007...............      27,000
                   3rd Quartre 2007...............      96,000
                   4th Quarter 2007...............      75,000
                                                     ---------
                                                     1,467,500
                                                     =========


                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note E:  Stock based compensation, continued
--------------------------------------------

Common stock options, continued
-------------------------------

                                                Incentive Stock Option Plan
                                                ---------------------------
                                                                                 Options and   Weighted
                                                         Incentive    Executive   Warrants      Average
                                                           Stock      Employment  Issued to    Exercise
                                                          Options      Options   NonEmployees    Price
                                                         ---------    ---------   ---------    ---------
                   Outstanding, January 1, 1998 ......        --           --          --      $    --

Options and warrants granted .........................        --           --          --           --
                                                         ---------    ---------   ---------    ---------
                Outstanding,  December 31, 1998 ......        --           --          --            --


Options and warrants granted .........................     193,500      500,000     342,293         1.04
Options and warrants cancelled .......................     (34,500)        --      (175,000)       (1.00)
                                                         ---------    ---------   ---------    ---------
                 Outstanding, December 31, 1999 ......     159,000      500,000     167,293         1.05


Options and warrants granted .........................     336,000      600,000      88,000         1.49
Options and warrants cancelled .......................    (127,500)        --       (18,462)       (1.45)
Options and warrants exercised .......................        --           --       (21,831)       (1.00)
                                                         ---------    ---------   ---------    ---------
                 Outstanding, December 31, 2000 ......     367,500    1,100,000     215,000    $    1.29
                                                         =========    =========   =========    =========


                                      F-14

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                                     (Con't)


Note E:  Stock based compensation, continued
--------------------------------------------

Common stock options, continued
-------------------------------

                                                                                      Weighted
                                                          Weighted                     Average
                                                          Average                  Exercise Price
                                                           Fair       Currently      Currently
                                                           Value     Exercisable    Exercisable
                                                         ---------    ---------       ---------
                   Outstanding, January 1, 1998 ......   $    --           --         $    --

Options and warrants granted .........................        --           --              --
                                                         ---------    ---------       ---------
                Outstanding,  December 31, 1998 ......        --           --              --


Options and warrants granted .........................        0.32      363,293            1.02
Options and warrants cancelled .......................       (0.30)        --              --
                                                         ---------    ---------       ---------
                 Outstanding, December 31, 1999 ......        0.32      363,293            1.02


Options and warrants granted .........................       0.78       439,833            1.36
Options and warrants cancelled .......................      (0.72)         --              --
Options and warrants exercised .......................      (0.30)      (15,293)          (1.00)
                                                         ---------    ---------       ---------
                 Outstanding, December 31, 2000 ......   $   0.57       787,833       $    1.21
                                                         ========     =========       =========



                                                                            Options and Warrants as of December 31, 2000
                                                               -------------------------------------------------------------------
                                                                              Outstanding                        Exercisable
                                                               ----------------------------------------    -----------------------
                                                                                               Weighted
                                                                                Weighted       Average                     Weighted
                                                                                Average       Remaining                    Average
                                                                 Number         Exercise     Contracual       Number       Exercise
          Range of Exercisable Price                           Outstanding       Price          Life       Exercisable     Price
          --------------------------                           -----------      ---------     ---------    -----------    ---------
                 $1.00  $2.00                                   1,607,500       $    1.21         5.75        752,833     $    1.13
                 $2.01  $3.00                                      31,000       $    2.52         5.12         25,000     $    2.50
                 $3.01  $4.00                                      44,000       $    3.41         7.49         10,000     $    4.00
                                                                ---------       ---------     ---------     ---------
                                                                1,682,500       $    1.29         5.78        787,833     $    1.21
                                                                =========       =========     =========     =========     =========


                                   F-14(Con't)

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note E:  Stock based compensation continued
--------------------------------------------

Executive employment options
----------------------------
On May 26, 1999 the Company granted options for 500,000 shares of its common stock, to an officer of the Company, exercisable for $1.00 per share. The options begin vesting at the rate of 250,000 as of the grant date with the remaining 250,000 vesting based on the performance of the Company's common stock price. If, for thirty consecutive days, the stock trades greater than $2.00, $3.00, $4.00 or $5.00 per share; 60,000, 60,000, 60,000 and 70,000, vest respectively. The options expire on May 26, 2006. The options were granted at the market value of the Company's common stock as of May 26, 1999. The market price was based on the $1.00 cash offering price of the Company's common stock, which was contemporaneous with the grant date. In accordance with APB 25, no compensation expense was recorded.

On January 3, 2000 the Company granted options for 100,000 shares of its common stock to an officer of the company, exercisable for $1.31 per share.

On February 14, 2000 the Company entered into an Executive Employment Agreement (the "Agreement") with the new President of the Company. The Agreement provides for an annual salary and a grant of 500,000 incentive stock options. The options vest in increments of 83,333 options every six months, provided the President is still employed by the Company. The options are exercisable for $1.31 per share and the market price on the date of grant was $1.19.

Non-employee options
--------------------
On June 3, 1999 the Company granted options for 15,293 shares of its common stock, exercisable for $1.00 per share to an individual for payment of coding services rendered to the Company. The options were granted at the market value of the Company's common stock as of June 3, 1999. They are fully vested and expire on June 3, 2006. The fair value of the options as determined in accordance with SFAS No. 123 is $4,634 and has been charged to operations with a corresponding credit to equity shown as outstanding common stock options. During 2000, the options were exercised.

On December 30, 1999 the Company granted options for 50,000 shares of its common stock, to a consultant, exercisable for $1.31 per share. The options vest based on the performance of the Company's common stock price. If, for thirty consecutive days, the stock trades greater than $2.00, $3.00, $4.00 or $5.00 per share; 15,000, 10,000, 10,000 and 15,000, vest respectively. The options expire on December 30, 2006. The options were granted at the market value of the Company's common stock as of December 30, 1999. During 2000, 15,000 shares were vested and the Company recorded compensation expense for the fair value of the vested shares in the amount of $5,955.

On January 3, 2000, the Company granted options to a consultant to purchase 10,000 shares of the Company's common stock for $1.31 per share, when $1.19 was the market value of the Company's common stock on that date. The options expire seven years from date of grant. The fair value of the options, $3,970 was recorded as compensation expense.

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note E:  Stock based compensation continued
-------------------------------------------

SFAS 123
--------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied for the applicable periods. The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2000       1999
                                                -----------------
                 Risk-free interest rate.....    6.623%    6.623%
                 Expected volatility.........   50.00%    60.00%
                 Expected dividends..........     --        --
                 Expected life - years.......     7         7


During the year 1999, the weighted-average exercise price and fair values of options granted and vested with an exercise price equal to the market price of the stock were $1.00 and $.30, respectively. There were no options that were granted at prices less than or in excess of the market price of the underlying stock on date of grant.

During the year ended December 31, 2000, the weighted-average exercise price and fair values of options granted and vested with an exercise price greater than the market price of the stock were $1.31 and $.64, respectively. There were none granted at prices less than or equal to the market price of the underlying stock on date of grant.

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:



                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note E:  Stock based compensation continued
-------------------------------------------

SFAS 123 continued
------------------
                                                   For the year ended December 31,
                                                       2000             1999
                                                    ----------       ----------
     Net income, as reported....................... $  424,905       $  231,650
        Decrease due to:
          Employee stock options...................    (94,487)          (6,363)
          Executive employment options.............   (144,680)         (75,750)
                                                    ----------       ----------
                                                    $  185,738       $  149,537
                                                    ==========       ==========

     Net income per share - basic, as reported..... $     0.08       $     0.05
     Net income per share - diluted, as reported... $     0.07       $     0.05

     Pro Forma:
     Net income per share - basic.................. $     0.03       $     0.03
     Net income per share - diluted................ $     0.03       $     0.03


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

                                      F-17

                                   MEDGRUP CORPORATION
                                   -------------------
                              NOTES TO FINANCIAL STATEMENTS


Note F:  Income taxes
---------------------

A reconciliation of net income at the statutory Federal income tax rate of 34 percent to the benefit for income taxes follows:

                                                                      Eight Months Ended
                                                 December 31, 2000     December 31, 1999
                                                 --------------------------------------
Tax expense at statutory rate..................  $       (222,230)     $        (55,685)
State income taxes, net of federal benefit.....           (30,263)               (7,583)
Accrual to cash conversion.....................           139,690                62,297
Expenses not deductible for income taxes.......            (6,207)               (6,694)
Difference in depreciation methods.............            22,792                 7,158
Net operating loss carryforward................            37,985                  --
(Increase) in deferred tax liability...........          (165,733)               (9,047)
                                                 ----------------      ----------------
Income tax expense from operations.............  $       (223,966)     $         (9,554)
                                                 ================      ================


At December 31 the deferred tax liability  consisted of the following  temporary differences:
                                                       2000                  1999
                                                 ---------------------------------------
Accrual to cash conversion.....................  $        350,743      $        182,693
Tax versus book depreciation methods...........            15,839                18,156
                                                 ----------------      ----------------
Net deferred taxes.............................  $        366,582      $        200,849
                                                 ================      ================


The expense for income taxes consist of the following for the year ended
December 31, 2000:

                         Current          Deferred            Total
                      ----------         ----------        ----------
Federal.............  $   51,245         $  145,845        $  197,090
State...............       6,988             19,888            26,876
                      ----------         ----------        ----------
Total...............  $   58,233         $  165,733        $  223,966
                      ==========         ==========        ==========


As discussed in Note A, the Company reports income taxes in accordance with SFAS
No. 109, "Accounting for Income Taxes". Also, as discussed in Note A, the
Company terminated its S Corporation status on April 30, 1999. In connection with that termination, the Company recorded deferred income taxes as of April
30, 1999 and a one-time charge to earnings of $4,418. The total income tax provision for the eight months ended December 31, 1999 has been allocated as follows:

                 Arising from termination of S Corporation........  $4,418
                 Subsequent to S Corporation termination..........   5,136
                                                                    ------
                                                                    $9,554
                                                                    ======


During 2000, the Company filed the final tax return for the S Corporation. In the final tax return the Company changed the method of recording income taxes for the S Corporation to the cash basis, the method which the Company currently reports its income taxes. In connection with that change, the Company recorded a $191,802 charge to retained earnings prior to the merger to reflect deferred income taxes resulting from the change in income tax reporting method.

                                      F-18

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note G:  Shareholders' equity
-----------------------------

On July 9, 1999 the Company commenced an offering of 600,000 shares of its common stock for $1.00 per share. The shares were offered pursuant to an exemption from the securities offering registration requirements provided by rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering closed on January 15, 2000. As of December 31, 1999 the Company sold 385,000 shares for net proceeds of $275,054 after deducting $109,946 in cash offering costs. The Company also issued 50,000 shares to the placement agent as non-cash offering costs valued at $50,000. Pursuant to the placement agent agreement, the placement agent also received warrants to purchase 77,000 shares of the Company's common stock for $1.10 per share. The warrants have been valued at their fair value of $27,104 and recorded in the financial statements as outstanding common stock warrants.

In January 2000 the Company sold the remaining 215,000 shares for net proceeds of $162,350 after deducting $52,650 in offering costs. Pursuant to the placement agent agreement, the placement agent also received warrants to purchase 43,000 shares of the Company's common stock for $1.10 per share. The warrants have been valued at their fair value of $15,136 and recorded in the financial statements as outstanding common stock warrants.

In November 2000 the Company sold 250,000 shares for net proceeds of $524,279 after deducting $69,471 in offering costs. Pursuant to the placement agent agreement, the placement agent also received warrants to purchase 25,000 shares of the Company's common stock for $2.50 per share. The warrants have been valued at their fair value of $29,875 and recorded in the financial statements as outstanding common stock warrants.

The Company issued 10,000 warrants to purchase 10,000 shares of the Company's common stock for $4.00 per share. The warrants were issued to a consultant assisting the Company with its Code@Home project. The warrants valued at their fair value of $19,300 are recorded in the financial statements as outstanding common stock warrants.

Offering costs consist primarily of placement and legal fees and selling commissions.

Preferred Stock
---------------
The Company amended its articles of incorporation to allocate 5,000,000 shares of its 50,000,000 authorized shares of common stock to be classified as preferred stock. The Company is authorized to issue the $.001 par value preferred stock in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

                               MEDGRUP CORPORATION
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS


Note H:  Commitments
--------------------

Non-cancelable leases
---------------------
The Company leased office space under a non-cancelable operating lease that expires in March 2002. Without penalty, the Company terminated the lease in June of 2000. The Company entered into a new non-cancelable operating lease for office space beginning July 2000 and ending June 30, 2003. Total office rent expense incurred under the leases for the years ended December 31, 2000 and 1999 was $39,475 and $16,000, respectively. The Company also leases vehicles and fax machines under non-cancelable leases that begin to expire in November 2001. Total lease expense for the vehicles for the years ended December 31, 2000 and 1999 was $22,971 and $14,633, respectively. Total lease expense for the fax machines for the years ended December 31, 2000 and 1999 was $2,303 and $5,526, respectively. Future minimum lease payments for the leases with initial terms in excess of one year as of December 31, 2000 are as follows:

                       December 31, 2001........$   70,488
                       December 31, 2002........$   71,033
                       December 31, 2003........$   36,598
                       December 31, 2004........$      551

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Monument, Colorado on the 21st day of March, 2001.

                                            MEDGRUP CORPORATION


                                            By:  /s/  WILLIAM D. CRONIN
                                               ---------------------------------
                                                      William D. Cronin,
                                                      Chairman of the Board
                                                      and Chief Executive
                                                      Officer

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                  Title                      Date
----------                                  -----                      ----


/s/  WILLIAM D. CRONIN              Chairman of the Board,       March 21, 2001
-----------------------------       Chief Executive Officer
     William D. Cronin


/s/  TERRY J. HOLMES                President, Director          March 21, 2001
-----------------------------
     Terry J. Holmes


/s/  MARGARET M CRONIN              Executive Vice President,    March 21, 2001
-----------------------------       Secretary and Director
     Margaret M. Cronin



/s/  JAMES S. WANTMAN               Vice President - Finance,    March 21, 2001
-----------------------------       Controller (Chief Financial
     James S. Wantman               Officer)



/S/  ALAN W. BALDWIN                Director                     March 21, 2001
-----------------------------
     Alan W. Baldwin


/s/  ELIZABETH W. MURDAUGH          Director                     March 21, 2001
-----------------------------
     Elizabeth W. Murdaugh