Form 10QSB/A
period 2000-06-30
MEDGRUP CORP
filed 2001-03-29
CIK 1093382

FORM 10-QSB/A

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

                         Commission File Number 0-30899

                               MEDGRUP CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                      84-1504390
           --------                                    --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1824 Woodmoor Drive, Suite 102, Monument, CO               80132
--------------------------------------------           --------------
  (Address of principal executive office)                (Zip Code)

                                 (719) 481-1500
                                 --------------
              (Registrant's telephone number, including area code)

                   1880 Willow Park Way #B, Monument, CO 80132
                   -------------------------------------------
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of Issuer's classes of common equity as of August 10, 2000.

    Common Stock, par value $.001                       5,541,538
    -----------------------------               --------------------------
           Title of Class                            Number of Shares

Transitional Small Business Disclosure Format yes   no X

Amendment to Form 10-QSB for the Quarter Ended June 30, 2000
------------------------------------------------------------

     This Report is being filed to report a change of address of the registrant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MEDGRUP CORPORATION



Date:  March 29, 2001                       By: /s/ James S. Wantman
                                            -----------------------------------
                                            James S. Wantman,
                                            Vice-President of Finance