Form 10QSB
period 2001-03-31
MEDGRUP CORP
filed 2001-05-15
CIK 1093382

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-30899

                               MEDGRUP CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                     84-1504390
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1824 Woodmoor Drive, Suite 102, Monument, CO                      80132
--------------------------------------------                    ----------
  (Address of principal executive office)                       (Zip Code)

                                 (719) 481-1500
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                         ---      ---

The number of shares outstanding of each of Issuer's classes of common equity as of May 9, 2001.

         Common Stock, par value $.001                     5,806,831
         -----------------------------                ------------------
                  Title of Class                       Number of Shares


Transitional Small Business Disclosure Format   Yes X     No
                                                   ---      ---

                               MedGrup Corporation

                                      Index


                                     Part I

Item 1.      Financial Statements

             Condensed Balance Sheet as of March 31, 2001 (unaudited)      1

             Condensed Statements of Operations for the Three Months
             Ended March 31, 2001 and 2000 (unaudited)                     2

             Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 2001 and 2000 (unaudited)                     3

             Notes to Condensed Financial Statements (unaudited)           4

Item 2.      Management's Discussion and Analysis or Plan of
             Operation                                                     5


                          Part II


Items 1-6.   Other Information                                             7

             Signatures                                                    8

                               MEDGRUP CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2001

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................   $  592,071
  Accounts receivable, net of $26,780 allowance ..................      877,511
  Prepaid expenses ...............................................       29,478
                                                                     ----------
                                              TOTAL CURRENT ASSETS    1,499,060

PROPERTY, net of $261,439 accumulated depreciation ...............      972,002

DEPOSITS .........................................................        5,300
                                                                     ----------
                                                                     $2,476,362
                                                                     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................   $   20,314
  Accrued expenses ...............................................       17,296
  Income taxes payable ...........................................       20,999
  Current maturities of long-term debt ...........................       68,751
                                                                     ----------
                                         TOTAL CURRENT LIABILITIES      127,360

LONG-TERM DEBT ...................................................       28,592

DEFERRED INCOME TAXES ............................................      337,773

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized;
  -0- shares issued and outstanding ..............................            -
Common stock, $.001 par value; 45,000,000 shares authorized;
  5,806,831 shares issued and outstanding ........................        5,807
  185,000 outstanding common stock warrants ......................      137,165
  25,000 outstanding common stock options ........................        9,925
Additional paid in capital .......................................    1,088,437
Retained earnings ................................................      741,303
                                                                     ----------
                                        TOTAL SHAREHOLDERS' EQUITY    1,982,637
                                                                      ----------
                                                                     $2,476,362
                                                                     ==========

            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                             2001           2000
                                                          -----------    -----------

REVENUE ...............................................   $ 1,224,374    $   899,321


COSTS AND EXPENSES
  Cost of revenue .....................................       493,748        294,688
  General and administrative ..........................       444,084        368,226
  Loss on disposal of assets ..........................             -            553
  Depreciation ........................................        41,256         26,801
                                                          -----------    -----------
                               TOTAL COSTS AND EXPENSES       979,088        690,268

NON-OPERATING INCOME (EXPENSE)
  Interest expense ....................................        (2,074)        (3,667)
  Interest income .....................................         6,620          1,334
                                                          -----------    -----------
                                NET INCOME BEFORE TAXES       249,832        206,720

INCOME TAXES
  Current tax expense .................................      (112,279)       (51,000)
  Deferred tax benefit ................................        28,809              -
                                                          -----------    -----------
                                             NET INCOME   $   166,362    $   155,720
                                                          ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic ...............................................   $      0.03    $      0.03
                                                          ===========    ===========
  Diluted .............................................   $      0.02    $      0.03
                                                          ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER COMMON SHARE:
  Basic ...............................................     5,806,831      5,535,000
                                                          ===========    ===========
  Diluted .............................................     6,730,497      5,899,250
                                                          ===========    ===========

            See accompanying notes to condensed financial statements


                               MEDGRUP CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 Three Months Ended
                                                                       March 31,
                                                               ----------------------
                                                                 2001         2000
                                                               ---------    ---------

                                      NET CASH PROVIDED BY
                                      OPERATING ACTIVITIES     $ 326,715    $ 337,469
                                                               ---------    ---------
                                                                 326,715      337,469
INVESTING ACTIVITIES
  Equipment and leasehold purchases ........................     (78,732)    (125,235)

                                          NET CASH (USED IN)   ---------    ---------
                                        INVESTING ACTIVITIES     (78,732)    (125,235)
                                                               ---------    ---------

FINANCING ACTIVITIES
  Proceeds from sale of common stock .......................           -      215,000
  Cash paid for offering costs .............................           -      (23,650)
  Repayments to shareholder ................................           -       (5,551)
  Payments on long-term debt ...............................     (19,288)     (16,271)
                                                               ---------    ---------
                              NET CASH (USED IN) PROVIDED BY
                                        FINANCING ACTIVITIES     (19,288)     169,528
                                                               ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................     228,695      381,762
Cash and cash equivalents, beginning .......................     363,376      182,443
                                                               ---------    ---------
Cash and cash equivalents, ending ..........................   $ 592,071    $ 564,205
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...................................     $   2,074    $   3,702
                                                               =========    =========
Cash paid for income taxes .................................   $       -    $       -
                                                               =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with issuance of promissory note .........   $       -    $  35,550
Software development costs paid with common stock warrants..   $  45,750    $       -



            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001


Note A: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2000, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note B:  Property and Equipment

The Company is in the process of launching a new project, Code@Home. The project's new technology will allow hospitals to transmit charts to the Company's central server. From the server, the charts will be automatically routed to the appropriate coder(s) based on the facility and type of chart. When the coder has finished the charts, the updated data will be transmitted back to the server. During the fourth quarter 2000 and first quarter 2001, the Company incurred $229,612 and $101,495, respectively for expenditures related to the project. The project is expected to become operational during 2001. The Code@Home idle assets, totaling $331,287 include computer hardware and software costs and have not been placed in service, therefore no depreciation expense has been recorded.

Note C: Bank Line of Credit

On March 20, 2001, the Company entered into a line of credit agreement with a financial institution. The line of credit is for $250,000, and if used bears interest at the financial institution's prime rate plus one percentage point. The credit agreement expires in one year, with interest only payable monthly and unpaid principal and interest due at expiration. At March 31, 2001 the interest rate was 9.50 percent and $250,000 was unused on the line.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

General

     The following discussion and analysis covers material changes in the financial condition of MedGrup Corporation ("Company" or "us") since December 31, 2000 and material changes in our results of operations for the three months ended March 31, 2001, as compared to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

     (g)  changes in our business strategies; and

     (h)  the successful implementation of our Code@Home(TM)system.
                                               ---------

Results of Operations

     During the three month period ended March 31, 2001, we realized net income of $166,362, or $.03 per basic common share, on revenue of $1,224,374. This compares to net income of $155,720 on revenue of $899,321 for the three months ended March 31, 2000. Revenue for the three-month period ended March 31, 2001 increased 36% from the comparable period ended March 31, 2000. Net income rose 6.8% over net income for the prior three-month period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") improved at a substantially greater rate than net income. Our EBITDA of $286,542 for the period ended March 31, 2001 increased 21.2% compared to $231,180 for the same period in 2000. The improvement in our operations for the first three months of 2001 is attributable primarily to an increase in revenue due to continued growth of our business.

     While our revenue increased significantly during the three months ended March 31, 2001 compared to the three months ended March 31, 2000, it improved at a slower rate than fiscal 2000 compared to fiscal 1999. Our net income for the first quarter of 2001 also improved at a slower rate than fiscal 2000, as well as compared to the first quarter of 2000. This slower rate of improvement compared to fiscal 2000 is in part due to the high baseline set last year, when we doubled our revenue and net income from 1999, as well as additional depreciation due to a substantial increase in fixed assets and a larger accrual for federal and state income taxes. However, we anticipate that our rate of growth will continue to improve during the balance of this fiscal year based on new client contracts implemented during the first quarter of this year.

     Our gross profit margin for the three months ended March 31, 2001 was 59.7%, compared to 67.2% for the first three months of 2000. While we believe there has been an increased efficiency of our staff of coding personnel as they gain additional experience, we continue to add new coding personnel in an effort not only to meet the needs of our current clients, but also to prepare for anticipated future requirements.

     Commensurate with an increase in our revenue during 2001 was an increase in general and administrative expenses. These expenses increased by 20% compared to the same period of 2000, primarily related to costs of additional executive and administrative personnel necessary to support our increased operations and anticipated future growth. In addition, our expenses reflect additional depreciation expense associated with equipment necessary to run our business. We believe costs associated with personnel will remain generally constant for the foreseeable future, but that depreciation associated with equipment will increase as our operations increase.

     The substantial increase in our revenue during 2000 is attributable to an increase in the number of clients which we serve, as well as an increase in the amount of service provided to existing clients. We continually market our service to both existing and potential customers in an effort to increase revenue. We believe that the potential exists to expand our service to additional clients within the geographic areas which we currently serve, as well as other parts of the United States. In connection with our expansion of services, we anticipate completing implementation of our Code@Home(TM) system during the current fiscal year. We consider Code@Home(TM) to be an important adjunct to our existing services in the short-term and an integral part of our ability to remain competitive in the long-term.

Liquidity and Capital Resources

     Our liquidity and capital position improved from year-end December 31, 2000. Working capital at March 31, 2001 was $1,371,700, an increase of $84,519 or 6.6% from December 31, 2000. Our current assets increased approximately $35,492, or 2.4%, to $1,499,060 at March 31, 2001 compared to December 31, 2000, while current liabilities decreased approximately $49,027 or 28%. This improvement in working capital is primarily attributable to the cash generated from our improved operations . On the basis of our capital available at March 31, 2001, we believe that we have sufficient capital resources for the remainder of this fiscal year.

     Our  existing  needs  for  capital   primarily   include  cash  to  support
operations, as well as acquisition of equipment and the launching of our Code@Home(TM) project. During the first three months of 2001, our operations provided $326,715 of cash flow, more than enough to support our equipment needs during that time. Our cash increased $228,695 for the first three months of this year.

     On March 20, 2001, we obtained a line of credit in the amount of $250,000. The entire amount of this line of credit is currently available, as it was obtained primarily to provide us with flexibility to expand our business through acquisitions of assets or operations of other entities, if necessary. No such acquisitions are currently contemplated, but having the line of credit provides some assurance that we will have the resources in place to take advantage of any such opportunities, should they arise.

     We must continually invest in our equipment to remain competitive. Investing activities include replacing worn out or obsolete equipment, as well as adding additional equipment to support increased operations. We finance our equipment acquisition through a combination of direct purchase and leasing. Our long-term debt at March 31, 2001 was insubstantial, representing approximately $29,000.


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


                                     MEDGRUP CORPORATION



Date: May 15, 2001                   By: /s/ James S. Wantman
                                         ---------------------------------------
                                         James S. Wantman, Vice-President of
                                         Finance