Form 10QSB
period 2001-06-30
MEDGRUP CORP
filed 2001-08-14
CIK 1093382

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                         ---      ---

The number of shares outstanding of each of Issuer's classes of common equity as of August 10, 2001:

Common Stock, par value $.001                                    5,898,785
-----------------------------                             ----------------------
      Title of Class                                         Number of Shares

Transitional Small Business Disclosure Format   Yes      No  X
                                                   ---      ---

                               MedGrup Corporation

                                      Index


                                     Part I
                                     ------

Item 1.        Financial Statements

               Condensed Balance Sheet as of June 30, 2001 (unaudited)       1

               Condensed Statements of Operations for the Three and
               Six Months Ended June 30, 2001 and 2000 (unaudited)           2

               Condensed Statements of Cash Flows for the Six Months
               Ended June 30, 2001 and 2000 (unaudited)                      3

               Notes to Condensed Financial Statements (unaudited)           4

Item 2.        Management's Discussion and Analysis or Plan of Operation     5


                                     Part II
                                     -------


Items 1-6.     Other Information                                             7

               Signatures                                                    9

FORM 10-QSB
2ND QUARTER

Part I. Item 1. Financial Information
-------------------------------------


                               MEDGRUP CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2001

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......................................   $  225,107
  Accounts receivable, net of $41,780 allowance ...................    1,335,436
  Income taxes receivable .........................................       80,385
  Other ...........................................................       24,865
  Prepaid expenses ................................................       52,078
                                                                      ----------
                                              TOTAL CURRENT ASSETS     1,717,871

PROPERTY, net of $309,798 accumulated depreciation ................    1,173,649

DEPOSITS ..........................................................        5,300
                                                                      ----------
                                                                      $2,896,820
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ................................................   $  142,186
  Accrued expenses ................................................       19,205
  Current maturities of long-term debt ............................       59,579
                                                                      ----------
                                         TOTAL CURRENT LIABILITIES       220,970

LONG-TERM DEBT ....................................................       18,087

DEFERRED INCOME TAXES .............................................      478,338

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized;
  -0- shares issued and outstanding ...............................            -
Common stock, $.001 par value; 45,000,000 shares authorized;
  5,898,785 shares issued and outstanding .........................        5,899
  185,000 outstanding common stock warrants .......................      137,165
  25,000 outstanding common stock options .........................        9,925
Additional paid in capital ........................................    1,235,471
Retained earnings .................................................      790,965
                                                                      ----------
                                        TOTAL SHAREHOLDERS' EQUITY     2,179,425
                                                                      ----------
                                                                      $2,896,820
                                                                      ==========

            See accompanying notes to condensed financial statements


                               MEDGRUP CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                         --------------------------    --------------------------
                                                            2001            2000          2001            2000
                                                         -----------    -----------    -----------    -----------

REVENUE ..............................................   $ 1,655,667    $   936,089    $ 2,880,041    $ 1,835,410


COSTS AND EXPENSES
  Cost of revenue ....................................       735,155        363,187      1,228,903        657,875
  General and administrative .........................       649,650        333,011      1,093,734        701,237
  Stock based compensation ...........................       147,126          9,121        147,126          9,121
  Loss on disposal of assets .........................             -              -              -            553
  Depreciation .......................................        48,360         31,920         89,616         58,721
                                                         -----------    -----------    -----------    -----------
                            TOTAL COSTS AND EXPENSES       1,580,291        737,239      2,559,379      1,427,507

NON-OPERATING INCOME (EXPENSE)
  Interest expense ...................................        (1,687)        (3,188)        (3,761)        (6,855)
  Interest income ....................................         3,701          5,280         10,321          6,614
                                                         -----------    -----------    -----------    -----------
                             NET INCOME BEFORE TAXES          77,390        200,942        327,222        407,662

INCOME TAXES
  Current tax benefit (expense) ......................       108,646        (51,107)        (3,633)      (102,107)
  Deferred tax (expense) benefit .....................      (140,565)             -       (111,756)             -
                                                         -----------    -----------    -----------    -----------
                                          NET INCOME     $    45,471    $   149,835    $   211,833    $   305,555
                                                         ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic ..............................................   $      0.01    $      0.03    $      0.04    $      0.06
                                                         ===========    ===========    ===========    ===========
  Diluted ............................................   $      0.01    $      0.03    $      0.03    $      0.05
                                                         ===========    ===========    ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER COMMON SHARE:
  Basic ..............................................     5,898,785      5,535,000      5,716,893      5,535,000
                                                         ===========    ===========    ===========    ===========
  Diluted ............................................     6,658,118      5,903,293      6,559,560      5,903,293
                                                         ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements


                               MEDGRUP CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                       2001       2000
                                                                    ---------    ---------


                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES   $ 229,435    $ 296,659
                                                                    ---------    ---------
                                                                      229,435      296,659
INVESTING ACTIVITIES
  Equipment and leasehold purchases .............................    (328,739)    (237,253)

                                               NET CASH (USED IN)   ---------    ---------
                                             INVESTING ACTIVITIES    (328,739)    (237,253)
                                                                    ---------    ---------

FINANCING ACTIVITIES
  Proceeds from sale of common stock ............................           -      215,000
  Cash paid for offering costs ..................................           -      (23,650)
  Repayments to shareholder .....................................           -       (5,551)
  Payments on long-term debt ....................................     (38,965)     (35,030)
                                                                    ---------    ---------
                                   NET CASH (USED IN) PROVIDED BY
                                             FINANCING ACTIVITIES     (38,965)     150,769
                                                                    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........................    (138,269)     210,175
Cash and cash equivalents, beginning ............................     363,376      182,443
                                                                    ---------    ---------
Cash and cash equivalents, ending ...............................   $ 225,107    $ 392,618
                                                                    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..........................................   $   3,761    $   6,855
                                                                    =========    =========
Cash paid for income taxes ......................................   $       -    $  51,000
                                                                    =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with issuance of promissory note ..............   $       -    $  35,550
Software development costs paid with common stock warrants ......   $  45,750    $       -
Cashless exercise of executive common stock options .............   $ 147,126    $       -

            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION
                               -------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

Note A: Basis of presentation
        ---------------------
The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2000, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note B: Property and Equipment
        -----------------------
The Company is in the process of launching a new project, Code@HomeTM. The project's new technology will allow hospitals to transmit charts to the Company's central server. From the server, the charts will be automatically routed to the appropriate coder(s) based on the facility and type of chart. When the coder has finished the charts, the updated data will be transmitted back to the server. During the fourth quarter 2000 and first and second quarters of 2001, the Company incurred $229,612, $101,495 and $28,918, respectively for expenditures related to the project. The project is expected to become operational during 2001. The Code@HomeTM idle assets, totaling $360,025 include computer hardware and software costs and have not been placed in service, therefore no depreciation expense has been recorded.

Note C: Bank Line of Credit
        -------------------
On March 20, 2001, the Company entered into a line of credit agreement with a financial institution. The line of credit is for $250,000, and if used bears interest at the financial institution's prime rate plus one percentage point. The credit agreement expires in one year, with interest only payable monthly and unpaid principal and interest due at expiration. At June 30, 2001 the interest rate was 7.75 percent and $250,000 was unused on the line.

Note D: Income taxes
        ------------
Following is a reconciliation of the current and deferred income taxes to the statutory income tax rate for the six months ended June 30, 2001.

         Tax expense at federal statutory rate....   $ 111,256
         Tax expense at state statutory rate .....      15,150
         Accrual to cash conversion ..............    (126,820)
         Non-tax deductible expenses .............         184
         Temporary tax differences ...............       3,863
         Increase in deferred tax liability ......     111,756
                                                     ---------
         Income tax expense from operations ......   $ 115,389
                                                     =========

Item 2.  Management's Discussion and Analysis or Plan of Operations.

General

     The following discussion and analysis covers material changes in the financial condition of MedGrup Corporation ("Company" or "us") since December 31, 2000 and material changes in our results of operations for the three and six months ended June 30, 2001, as compared to the same periods in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future operations, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in our Form 10-KSB and this report, include:

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

          (g) changes in our business strategies; and

          (h)  the  successful   implementation  of  our  Code@Home(TM)  system.
                                                          ---------

Results of Operations

     Our business continued to expand during the second quarter of 2001. During the three months ended June 30, 2001, we realized net income of $45,471, or $.01 per basic share outstanding, on revenue of $1,655,667. Our revenue during the second quarter of 2001 increased 77% from the comparable period of 2000, when we reported net income of $149,835, or $.03 per basic share outstanding. During the six month period ended June 30, 2001, we realized net income of $211,833, or $.04 per basic common share, on revenue of $2,880,041. This compares to net income of $305,555, or $.06 per share, on revenue of $1,835,410 for the six months ended June 30, 2000.

     Revenue for the six-month period ended June 30, 2001 increased 57% from the comparable period ended June 30, 2000. Net income fell 31% from the same six month period in 2000. However, earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased at a substantially lower rate than net income. Our EBITDA of $409,801 for the period ended June 30, 2001 decreased 11.8% compared to $464,844 for the same period in 2000. The decrease in our operating profits for the first six months of 2001 is attributable primarily to an increase in our cost of revenue, an increase in general and administrative expenses and a one time charge for stock-based compensation.

     While our revenue increased significantly during the six months ended June 30, 2001 compared to the six months ended June 30, 2000, our net income actually decreased. This decrease compared to fiscal 2000 is due to an increase in our cost of revenue, as well as a substantial one-time imputed charge of $147,000 to reflect the cost of exercising the stock options of an employee who separated from the Company during the second quarter. This charge is a non-cash expense recognized under generally accepted accounting principles. However, we anticipate that our rate of growth in both revenue and profit will improve during the balance of this fiscal year based on new client contracts implemented during the first half of this year.

     Our gross profit margin for the six months ended June 30, 2001 was 57%, compared to 64% for the first six months of 2000. While we believe there has been an increased efficiency of our staff of coding personnel as they gain additional experience, we continue to add new coding personnel in an effort to meet the needs of our current and future clients. During the second quarter of this year, we increased our coding staff from 40 to 62.

     Commensurate with an increase in our revenue during 2001 was an increase in general and administrative expenses. These expenses increased by 56% compared to the same period of 2000, due to a substantial increase in costs to set up several large new hospitals. These costs included substantial travel expenses incurred in sending numerous individuals to the client sites to perform set up activities. In addition, our expenses reflect additional depreciation expense associated with equipment necessary to run our business. We expect that costs associated with our personnel and depreciation associated with equipment will continue to increase as our operations increase.

     The substantial increase in our revenue during 2001 is attributable to an increase in the number of clients, which we serve, as well as an increase in the amount of service provided to existing clients. We continually market our service to both existing and potential customers in an effort to increase revenue. We believe that the potential exists to expand our service to additional clients within the geographic areas which we currently serve, as well as other parts of the United States. In connection with our expansion of services, we anticipate completing implementation of our Code@Home(TM) system during the current fiscal year. We consider Code@Home(TM) to be an important adjunct to our existing services in the short-term and an integral part of our ability to remain competitive in the long-term.

Liquidity and Capital Resources

     Our liquidity and capital position continued to improve from year-end December 31, 2000. Working capital at June 30, 2001 was $1,496,901, an increase of $209,720, or 16.3 % from December 31, 2000. Our current assets increased approximately $254,303 or 17.4%, to $1,717,871 at June 30, 2001 compared to December 31, 2000, while current liabilities increased approximately $44,583, or 25%. This improvement in working capital is primarily attributable to the additional accounts receivable generated from our increased revenue. Although our cash decreased $138,269 during the first six months of this year, our receivables have increased $378,643, or 38%. On the basis of our capital available at June 30, 2001, we believe that we have sufficient capital resources for the remainder of this fiscal year; however, as we continue to grow and our receivables increase, we may require short-term financing.

     Our  existing  needs  for  capital   primarily   include  cash  to  support
operations, as well as acquisition of equipment and the launching of our Code@Home(TM) project. During the first six months of 2001, our operations provided $229,435 of cash flow, more than enough to support our equipment needs during that time. On March 20, 2001, we obtained a line of credit in the amount of $250,000. The entire amount of this line of credit is currently available, as it was obtained primarily to provide us with flexibility to expand our business through acquisitions of assets or operations of other entities. These funds may also be used for short term financing of our receivables. Having the line of credit provides some assurance that we will have the resources in place to take advantage of any opportunities, should they arise.

     We must continually invest in our equipment to remain competitive. Investing activities include replacing worn out or obsolete equipment, as well as adding additional equipment to support increased operations. We finance our equipment acquisition through a combination of direct purchase and leasing. Our long-term debt at June 30, 2001 was insubstantial, representing approximately $18,000.


                           Part II: Other Information


Item 1:  Legal Proceedings

         No report required.

Item 2:  Changes in Securities

     On June 1, 2001, a former officer and director purchased 91,954 common shares through the cashless exercise of 166,667 stock options. The exercise price of the options was $1.30 per share.

Item 3:  Defaults Upon Senior Securities

         No report required.

Item 4:  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 17, 2001. At the meeting, all nominees for election to the Board of Directors were reelected. The shareholders also ratified the appointment of Cordovano and Harvey, P.C. as the Company's auditors for the fiscal year ending December 31, 2001, an amendment to the Incentive Stock Option Plan and Amended and Restated Articles of Incorporation. The votes on these resolutions were as follows:

Reelection of Directors
-----------------------

William D. Cronin:      Votes For:5,324,637  Votes Against:      0  Abstain:3500
Terry J. Holmes:        Votes For:5,051,537  Votes Against:273,000  Abstain:3500
Margaret M. Cronin:     Votes For:5,322,537  Votes Against:  2,100  Abstain:3500
Alan W. Baldwin:        Votes For:5,324,537  Votes Against:    100  Abstain:3500
Elizabeth W. Murdaugh:  Votes For:5,323,637  Votes Against:  1,000  Abstain:3500

Approval of Auditors (Cordovano and Harvey, P.C.)
-------------------------------------------------

     Votes For: 5,325,237        Votes Against:  2,700          Abstain:    200

Amendment to the Incentive Stock Option Plan
--------------------------------------------

     Votes For: 5,308,167        Votes Against: 16,370          Abstain:  3,600

Amended and Restated Articles of Incorporation
----------------------------------------------

     Votes For: 5,269,987        Votes Against:  5,950          Abstain: 52,500

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


                                     MEDGRUP CORPORATION



Date: August 13, 2001                By: /s/ James S. Wantman
                                         ---------------------------------------
                                         James S. Wantman, Vice-President of
                                         Finance