Form 10QSB
period 2001-09-30
MEDGRUP CORP
filed 2001-11-14
CIK 1093382

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-30899


                               MEDGRUP CORPORATION
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Colorado                                     84-1504390
         --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1824 Woodmoor Drive, Suite 102, Monument, CO                           80132
---------------------------------------------                         ------
  (Address of principal executive office)                            (Zip Code)

                                 (719) 481-1500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

The number of shares outstanding of each of Issuer's classes of common equity as of November 6, 2001:

         Common Stock, par value $.001                     5,898,785
         -----------------------------                ---------------------
                  Title of Class                        Number of Shares


Transitional Small Business Disclosure Format   yes     no  X
                                                ---        ---

                               MEDGRUP CORPORATION

                                      INDEX

                                     Part I
                                     ------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements*

         Condensed balance sheet - September 30, 2001 (unaudited) .......   2

         Condensed statements of operations - Three and nine months ended
            September 30, 2001 and 2000 (unaudited) .....................   3

         Condensed statements of cash flows - Nine months ended
            September 30, 2001 and 2000 (unaudited) .....................   4

         Notes to condensed financial statements (unaudited) ............   5

Item 2. Management's Discussion and Analysis or Plan of Operation .......   5

                                     Part II
                                     -------

Items 1-6. Other Information ............................................   7

           Signatures ...................................................   9


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial Information
-------         ---------------------

                               MEDGRUP CORPORATION
                               -------------------
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2001

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................   $  122,773
  Accounts receivable, net of $41,780 allowance ..................    1,246,101
  Income taxes receivable ........................................        4,225
  Prepaid expenses ...............................................       41,091
                                                                     ----------
                                             TOTAL CURRENT ASSETS     1,414,190

PROPERTY, net of $362,593 accumulated depreciation ...............    1,388,339

DEPOSITS .........................................................        6,984
                                                                     ----------
                                                                     $2,809,513
                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................   $    6,557
  Accrued expenses ...............................................       28,207
  Current maturities of long-term debt ...........................       43,408
                                                                     ----------
                                        TOTAL CURRENT LIABILITIES        78,172

LONG-TERM DEBT ...................................................       14,312

DEFERRED INCOME TAXES ............................................      485,744

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized;
  -0- shares issued and outstanding ..............................         --
Common stock, $.001 par value; 45,000,000 shares authorized;
  5,898,785 shares issued and outstanding.........................        5,899
  185,000 outstanding common stock warrants ......................      137,165
  25,000 outstanding common stock options ........................        9,925
Additional paid in capital .......................................    1,235,471
Retained earnings ................................................      842,825
                                                                     ----------
                                       TOTAL SHAREHOLDERS' EQUITY     2,231,285
                                                                     ----------
                                                                     $2,809,513
                                                                     ==========

            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION
                               -------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months ended            Nine months ended
                                                                     September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                2001           2000          2001            2000
                                                             -----------    -----------    -----------    -----------

REVENUE ..................................................   $ 1,445,098    $ 1,026,184    $ 4,325,139    $ 2,861,594


COSTS AND EXPENSES
  Cost of revenue ........................................       745,617        409,445      1,974,520      1,067,320
  General and administrative .............................       559,006        448,904      1,652,740      1,152,126
  Stock based compensation ...............................          --             --          147,126          9,121
  Loss on disposal of assets .............................          --             --             --              553
  Depreciation ...........................................        52,794         37,528        142,410         96,249
                                                             -----------    -----------    -----------    -----------
                                  TOTAL COSTS AND EXPENSES     1,357,417        895,877      3,916,796      2,325,369

NON-OPERATING INCOME (EXPENSE)
  Interest expense .......................................        (1,416)        (2,822)        (5,177)        (9,677)
  Interest income ........................................         1,252          4,961         11,573         11,575
                                                             -----------    -----------    -----------    -----------
                                   NET INCOME BEFORE TAXES        87,517        132,446        414,739        538,123

INCOME TAXES
  Current tax benefit (expense) ..........................       (28,251)       (55,298)       (31,884)      (157,405)
  Deferred tax (expense) benefit .........................        (7,406)          --         (119,162)          --
                                                             -----------    -----------    -----------    -----------
                                                NET INCOME   $    51,860    $    77,148    $   263,693    $   380,718
                                                             ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic ..................................................   $      0.01    $      0.01    $      0.05    $      0.07
                                                             ===========    ===========    ===========    ===========
  Diluted ................................................   $      0.01    $      0.01    $      0.04    $      0.06
                                                             ===========    ===========    ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER COMMON SHARE:
  Basic ..................................................     5,898,785      5,541,538      5,777,524      5,537,179
                                                             ===========    ===========    ===========    ===========
  Diluted ................................................     6,706,285      6,174,664      6,607,727      5,993,751
                                                             ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                            MEDGRUP CORPORATION
                            -------------------
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                             ----------------------
                                                               2001          2000
                                                             ---------    ---------

                                      NET CASH PROVIDED BY
                                      OPERATING ACTIVITIES   $ 414,492    $ 298,611
                                                             ---------    ---------
                                                               414,492      298,611
INVESTING ACTIVITIES
  Equipment and leasehold purchases ......................    (596,224)    (328,919)
                                        NET CASH (USED IN)   ---------    ---------
                                      INVESTING ACTIVITIES    (596,224)    (328,919)
                                                             ---------    ---------

FINANCING ACTIVITIES
  Proceeds from sale of common stock .....................        --        215,000
  Cash paid for offering costs ...........................        --        (23,650)
  Repayments to shareholder ..............................        --         (5,551)
  Payments on long-term debt .............................     (58,911)     (53,564)
                                                             ---------    ---------
                    NET CASH (USED IN) PROVIDED BY
                              FINANCING ACTIVITIES .......     (58,911)     132,235
                                                             ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..................    (240,643)     101,927
Cash and cash equivalents, beginning .....................     363,376      182,443
                                                             ---------    ---------
Cash and cash equivalents, ending ........................   $ 122,733    $ 284,370
                                                             =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...................................   $   5,177    $   9,677
                                                             =========    =========
Cash paid for income taxes ...............................   $  11,250    $ 102,000
                                                             =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vehicle purchased with issuance of promissory note .......   $    --      $  35,550
Software development costs paid with common stock warrants   $  45,750    $    --
Cashless exercise of executive common stock options ......   $ 147,126    $    --


            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION
                               -------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001


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

Note B: Property and Equipment
        ----------------------
The Company is in the process of launching a new project, Code@HomeTM. The project's new technology will allow hospitals to transmit charts to the Company's central server. From the server, the charts will be automatically routed to the appropriate coder(s) based on the facility and type of chart. When the coder has finished the charts, the updated data will be transmitted back to the server. During the fourth quarter 2000 and first, second and third quarters of 2001, the Company incurred $229,612, $101,495, $28,918 and $225,030, respectively for expenditures related to the project. The project is expected to become operational during 2001. The Code@HomeTM idle assets, totaling $585,055 include computer hardware and software costs and have not been placed in service, therefore no depreciation expense has been recorded.

Note C: Bank Line of Credit
        -------------------
On March 20, 2001, the Company entered into a line of credit agreement with a financial institution. The line of credit is for $250,000, and if used bears interest at the financial institution's prime rate plus one percentage point. The credit agreement expires in one year, with interest only payable monthly and unpaid principal and interest due at expiration. At September 30, 2001 the interest rate was 7.75 percent and $250,000 was unused on the line.

Note D: Income taxes
        ------------
Following is a reconciliation of the current and deferred income taxes to the statutory income tax rate for the nine months ended September 30, 2001.

         Tax expense at federal statutory rate.......   $ 140,859
         Tax expense at state statutory rate ........      19,181
         Accrual to cash conversion .................    (134,227)
         Non-tax deductible expenses ................         276
         Temporary tax differences ..................       5,795
         Increase in deferred tax liability .........     119,162
                                                        ---------
         Income tax expense from operations .........   $ 151,046
                                                        =========

Item 2. Management's Discussion and Analysis or Plan of Operations.

General

     The following discussion and analysis covers material changes in the financial condition of MedGrup Corporation ("Company" or "us") since December 31, 2000 and material changes in our results of operations for the three and nine months ended September 30, 2001, as compared to the same periods in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

     (g) changes in our business strategies; and

     (h) the successful implementation of our Code@HomeTM system.

Results of Operations

     Our business continued to grow during the third quarter of 2001, although at a slower rate than previously recorded. Revenue for the three months ended September 30, 2001 rose 41% from the comparable period of 2000, to a total of $1,445,098. We remained profitable during the quarter, reporting net income of $51,860, or $.01 per basic share, although our net income decreased 33% from the third quarter of 2000. We attribute this decrease in our net income to a decline in our profit margin and an increase in general and administrative expenses, discussed more fully below. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased at a smaller rate than net income. EBITDA of $141,727 for the three months ended September 30, 2001 decreased 18 % compared to the same period of 2000. We do not believe that the events of September 11, 2001 and their aftermath had a material impact on our operations.

     For the nine month period ended September 30, 2001, we reported net income of $263,693, or $.05 per basic share, on total revenue $4,325,139. Revenue for the nine month period rose 51% from the comparable period of 2000, while net income decreased $117,025, or 31%. EBITDA for the nine months ended September 30, 2001 was $562,326, a decrease of 12.7% from the same period of 2000.

     Our profit margin decreased from 2000 to 2001. Costs of revenue rose 85% for the nine months ended September 30, 2001 compared to the comparable period of 2000, while revenue increased only 51%. Our costs rose 82% from the third quarter of 2000 to the same period of 2001 while revenue rose 41%. This fact results from our effort to hire and maintain a staff of qualified coders sufficient to meet current and anticipated revenue. Since it is difficult to locate and retain qualified coders, we sometimes hire such individuals in advance of our actual need to prepare for future growth and attrition of employees. This need and the difficulty in precisely predicting our future revenue sometimes results in temporary surplus of staff. This situation became more apparent during the third quarter of 2001, as the rate of growth of our revenue declined slightly.

     An increase in our general and administrative expenses also contributed to reduce our net income. General and administrative expenses increased 43% from the nine months ended September 30, 2000 to the comparable period of 2001. This increase is attributable to several factors: (i) a substantial increase in travel related to new hospital clients located in the State of Texas; (ii) an increase in executive and administrative staff; (iii) increased recruiting efforts; (iv) increased rent associated with our expanded facilities; and (v) a non-cash charge related to stock based compensation to a former employee. Travel and recruiting expenses should be reduced during the balance of 2001 and we do not anticipate another charge for extraordinary compensation expense.

     An additional item potentially affecting our profitability during the remainder of the current fiscal year as well as the foreseeable future, is the implementation of our Code@HomeTM system. This system is designed to allow hospital and other clients to transmit charts to our central computer server via the Internet, and is projected to improve the efficiency of our operations and help track the flow of charts among various coders. We hope to complete implementation of this system with a small number of clients during the fourth quarter of the current fiscal year and complete installation with all clients next year. Historically, costs associated with the design and development of the Code@HomeTM system have been capitalized. Beginning with the fourth quarter of this year and commensurate with its anticipated implementation, we will begin expensing such items. We also expect that previous costs associated with Code@HomeTM which were capitalized will be depreciated beginning in the fourth quarter. This will potentially increase general and administrative expenses for the foreseeable future.

Liquidity and Capital Resources

     Our liquidity and capital position at September 30, 2001 remained basically unchanged from the end of the prior quarter and improved slightly from year-end December 31, 2000. Working capital of $1,336,018 at September 30, 2001 represents an increase of $48,837, or 4 % over December 31, 2000. Contributing to the improvement of our liquidity since year end was a line of credit in the amount of $250,000 which we negotiated to assist in meeting our liquidity and working capital needs. As of September 30, 2001, the entire amount of that facility was available.

     Our current assets at September 30, 2001 remained basically unchanged from year end. Cash decreased in excess of $200,000, while accounts receivable increased almost $300,000. A reduction in our cash from prior year end results from investments in equipment, primarily the Code@HomeTM system. Accounts receivable increased from year end commensurate with an increase in our revenue.

     Current liabilities at September 30, 2001 were reduced approximately $100,000 from prior year end. We continue to carry little long-term debt, reporting approximately $14,000 at September 30, 2001.

     Our operations generated approximately $415,000 of cash during the first nine months of 2001, compared to approximately $300,000 for the nine months ended September 30, 2000. However, that amount and more was spent on equipment and leasehold improvements. As a result, and as mentioned above, cash decreased in the amount of $241,000 from prior year end.

     We believe, based on beta testing at several client sites, that our investment in Code@HomeTM is nearly complete. This should help improve cash flow during the remainder of this fiscal year and into 2002. We also have available the entire amount of the line of credit to supplement our liquidity needs. While the investment in Code@HomeTM was substantial, we hope it will improve the efficiency of our operations, and concurrently, our profitability.


                           Part II: Other Information

Item 2: Changes in Securities

     During the period covered by this report, we issued options to acquire up to 125,000 shares of our common stock, which issuances were not registered under the Securities Act of 1933, as amended. The options were issued to two employees when we hired them as executives of our Company.

     The options were issued pursuant to the exemption from registration afforded by Section 4(2) of the 1933 Act, as each investor had a preexisting relationship with the Company and was financially able to bear the risks of the investment. Further, each individual was given access to information which would have been included in a registration statement and had such knowledge and experience in financial and business matters that they were able to comprehend the merits and risks of the investment.

     No underwriter was used in connection with the transaction, and the Company paid no commission in connection with issuance of the options.

Item 6: Exhibits and Reports on Form 8-K

     (a). No exhibits are required to be filed with this report.

     (b). We did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MEDGRUP CORPORATION



Date:    November 9, 2001                      By: /s/ James S. Wantman
      ---------------------                        -------------------------
                                                   James S. Wantman,
                                                   Vice-President of Finance