Form 10KSB
period 2001-12-31
MEDGRUP CORP
filed 2002-04-01
CIK 1093382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $5,384,817.

The aggregate market value of the 2,519,777 shares of voting stock held by non-affiliates of the Company as of March 20, 2002 was $3,905,654 based upon the last reported sale of the common stock on that date.

The number of shares outstanding of the issuer's common equity as of March 20, 2002 was 5,899,777.


                       Document incorporated by reference:

None

                                TABLE OF CONTENTS



PART I........................................................................1


   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1

   ITEM 2.  DESCRIPTION OF PROPERTY...........................................8

   ITEM 3.  LEGAL PROCEEDINGS.................................................8

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8


PART II.......................................................................9


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........9

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10

   ITEM 7.  FINANCIAL STATEMENTS.............................................18

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................18


PART III.....................................................................19


   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............19

   ITEM 10. EXECUTIVE COMPENSATION...........................................23

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...24

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................26


PART IV......................................................................27

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................27


SIGNATURES...................................................................30

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

     Most of our service is provided off the premises of the providers, although we often maintain personnel at the providers' location to facilitate our service. We recruit highly-qualified individuals to serve as coders who work primarily in a home-based business. Patient charts are sent confidentially to our coders via high speed, secured fax lines and scanners. A specially configured computer receives the charts, where the information is coded in accordance with Federal and state law. We license the computer software used in connection with our coding service from an independent third party and modify it to be used in our business. We do not own the rights to this software.

     Some other highlights of our business include the following:

     o We provide coding services for inpatient, outpatient and emergency room services provided by healthcare organizations.

     o We have signed "preferred vendor" agreements with two large Texas hospital consortiums, which essentially help market our services to their members.

     o We assist our clients in staffing their medical records department to improve operations.

     o We provide consulting services to healthcare providers to help their medical records and business office departments run more smoothly and profitably.

     o We audit the medical records departments of our clients to assist them to comply with Federal and state regulations.

     o We market our software, Code@Home(TM), to healthcare organizations to facilitate their independent coding needs.

Operations

     We operate as an independent, third-party service satisfying coding requirements for hospitals and other healthcare providers. We offer a variety of services, primarily independent coding of medical charts. While our executive offices are located in Colorado, we maintain coders in approximately twenty-four states. All of our coding service is provided off-site through qualified individuals employed by us. The majority of our services are billed on a per-chart basis.

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

     Our services can generally be broken down into the following categories:

     o Independent coding. We provide off-site, independent coding for services provided by hospitals and other healthcare providers.
          Services rendered to medical patients are initially recorded in a narrative format and accumulated in a chart. In order for the healthcare provider to be reimbursed for its service, the chart must be converted to a coded format specified primarily by Federal law. Coding is required for inpatient treatment (where patients remain overnight), outpatient services and emergency room treatment. In this capacity, we may supplement the service of the provider's medical records department on a temporary or permanent basis, or completely replace in-house coders. We generally charge our clients on a per-chart basis.

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

     We derive approximately 86% of our revenue from out-sourced coding and related services; the balance is derived from consulting services, clerical services and data transport equipment rental. To conduct our coding services, we maintain electronic data connections between our clients and our coding personnel. We receive patient charts via facsimile from our clients, code the information and return the coded summary to them within as little as 24 hours. Our coding personnel are located in various states, often in home offices, which allow them flexible working schedules and provides us access to highly qualified personnel. We maintain the latest data transmission and computer equipment, which is purchased or leased, depending on our working capital and perceived cost savings.

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

Code@Home(TM) Software

     In October of 2000, we announced the development of a new, proprietary offsite coding system to compliment our existing technology. Code@Home(TM) is an internet-based system of hardware and software to facilitate the transfer, receipt and tracking of medical records between health care providers and coders. We believe that this system represents a significant advance in medical records transport technology that will improve our operation and create the potential for new sources of revenue. The first implementation of the system commenced in August of 2001, and Code@Home(TM) is now installed in ten of our hospitals, and is being utilized by about 25% of our coding staff.

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

     The Code@Home(TM) system also provides the opportunity for additional sources of revenue. This system is being offered on a fee basis to healthcare providers that desire to hire off-site coders themselves. Licensing of the system to third parties will provide revenues to supplement our coding revenue. The availability of the Code@Home(TM) system may also increase the opportunity for coding revenue, as independent healthcare providers become aware of the capability of our business. We have executed our first license agreement with a Texas hospital system for an April 2002 installation.

Customers

     We presently have approximately 77 active clients in ten states. Many of these clients are hospitals in rural areas, which can neither afford nor locate qualified, full-time coding staff. We also work with larger, urban healthcare providers who believe our services are more efficient than maintaining their own staff, or who use our services to supplement their staff. Our future strategy is to increase the number of clients we serve and to increase our services to each client. As we continue to develop our coding expertise in smaller hospitals, we hope to appeal to larger institutions, such as large urban hospitals throughout the United States. Our existing clients are located in the United States, primarily Texas, Oklahoma, California and Colorado. As our staff, technologies and administrative functions increase, we hope to increase the geographic scope of our markets.

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

     We work with hospital groups or consortiums, such as T.O.R.C.H., Covenant, Dallas-Fort Worth Hospital Council and VHA Southwest, Inc. in Texas, Western Healthcare Alliance in Colorado and Tenet on a nationwide basis. These hospitals are typically located in rural and small urban markets. Two clients, Covenant Medical Center in Lubbock, Texas and Baptist St. Anthony's Hospital in Amarillo, Texas each account for more than 10% of our revenue.

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

     We also recently entered into a preferred vendor agreement with VHA Southwest, Inc., another major hospital consortium. VHA will recommend and promote our coding and consulting services to its 23 partner organizations representing 83 acute care hospitals. We have entered into five agreements under this contract covering ten facilities. We anticipate gaining additional new clients pursuant to these preferred vendor agreements.

Marketing

     Our marketing is conducted primarily through a staff managed by William Cronin, Chairman of the Board, Chief Executive Officer and President. Mr. Cronin has substantial experience in the medical services industry and enjoys an excellent reputation. Our marketing department calls periodically on numerous individual and group hospitals to acquaint them with our services. They also maintain contact with existing clients to ensure satisfaction with our service.

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

     Several medium to large participants exist in the specialty coding segment of the medical services industry. These include Quadra-Med, Laguna, MC Strategies and Care Communications. Some of these organizations provide on-site coding review and may be implementing off-site coding. While these entities present competition for our business, we believe the quality and variety of our services gives us a competitive advantage.

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

Recent Events

     The Company and Provider HealthNet Services Inc. of Dallas, Texas ("PHNS") signed a merger agreement on March 26, 2002 for the acquisition by PHNS of all shares of MedGrup stock not owned by two of our officers and principal shareholders, William and Margaret Cronin, at a cash price of $2.2465 per share, subject to possible adjustment based on our financial performance and capitalization prior to closing. In addition, William and Margaret Cronin have agreed, subject to certain conditions, to sell all of their MedGrup stock (approximately 56.8% of the outstanding MedGrup stock) to PHNS for $1.2537 per share in cash and $0.8358 per share in PHNS stock, plus a contingent earn-out based on future performance. If the transactions are completed, the medical coding businesses of MedGrup and PHNS will be combined into an approximately $17 million revenue PHNS coding subsidiary that will be managed by the management team from MedGrup.

     The agreement between the Cronins and PHNS is structured as an option that may be exercised by PHNS during a ten-day period after the vote of our shareholders, and must be exercised by PHNS following satisfaction of certain conditions, including approval of the merger by holders of a majority of the outstanding MedGrup stock and a majority of the outstanding MedGrup stock excluding the Cronins' MedGrup stock. Consummation of the merger also is subject to completion of due diligence investigations, receipt by MedGrup of a final fairness opinion from a financial advisor retained by MedGrup, various Securities and Exchange Commission filing requirements, and other conditions.

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

Employees

     As of March 1, 2002, we employed 114 people, including full and part-time employees. Of that amount, six are executive officers of the Company, two are in sales, 27 are clerical level individuals servicing our clients, four serve as customer service staff, four work in our information technology department, four are coding auditors, four serve as administration in our corporate offices and 63 are coding providers. Of the coding providers, approximately 53 are employed on a full-time basis and 10 are employed on a part-time basis. None of our employees are unionized and we believe we enjoy excellent relations with our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns no real property. Our executive and administrative headquarters are located in Monument, Colorado, north of Colorado Springs, in office space leased from an unaffiliated third party. We presently occupy approximately 7,300 square feet of office space which serves our executive officers, billing, bookkeeping and certain other administrative functions. The space is leased for a period expiring June 2003.

     Total annual rent for the 12 month period beginning July 1, 2000 was $47,096, escalating to $48,778 for the second year and $50,460 for the third year, each payable in monthly installments. We leased additional space in December of 2000 at a rate of $15,000 per year, escalating to $15,650 effective June 1, 2001. The lease also provides for payment of our pro rata share of real estate taxes, insurance, utilities and other operating expenses. We added another 1,200 square feet in September of 2001 at a rate of $12,800 per year. We believe this space will be adequate for our needs for the foreseeable future. The remainder of our employees are located on-site at various client locations or in home offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

     There are currently no material legal matters or other regulatory procedures pending or threatened that involve the Company, its property or any of the principal shareholders, officers or directors in their capacities as such. No such legal proceeding is known by management to be contemplated.

     In the future, we may be party to routine matters of litigation relating to our business, such as personnel matters, which we do not believe will have a material affect on our financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The following table shows the range of high and low bids for our common stock for the last two fiscal years. Our common stock has traded over the counter since July, 1999 and is currently quoted on the OTC Bulletin Board. The bid prices through the second quarter of 2000 were reported in the Pink Sheets by the National Quotations Bureau. Bid prices from the third quarter of 2000 to date have been reported by NASDAQ based on quotation in the OTCBB. Trading in our common stock is very limited at present.

     The quotations below represent prices between dealers, do not include retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended         High        Low
--------------------         ----        ----

         2000
         ----

March 31                     1.31        1.19
June 30                      1.50        1.19
September 30                 2.75        2.19
December 31                  4.63        1.00

         2001
         ----

March 31                     4.25        1.25
June 30                      3.34        2.33
September 30                 2.65        1.50
December 31                  2.05        1.50

     The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

Holders

     As of March 20, 2002, the Company had approximately 42 shareholders of record, not including persons who hold their shares in "street name."

Dividends

     The Company has paid no dividends since inception and it is not anticipated that any will be paid in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

     Throughout the 2001 fiscal year, the Company issued options to acquire its common stock to employees and consultants. The options were issued under the 1999 Incentive Stock Option Plan, as amended. As of the 2001 fiscal year end, options to purchase 1,316,000 shares of our common stock were outstanding, of which 682,833 had vested. The number of shares of common stock remaining available for new option grants under this Plan was 532,233 at fiscal year end. A total of 92,946 shares were acquired on the cashless exercise of 168,667 options during the last fiscal year. The exercise prices of the options range from $1.00 per share to $3.71 per share, with a weighted average exercise price of $1.48 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

     Year ended December 31, 2001. Our business continued to expand during the year ended December 31, 2001 compared to 2000. Revenue increased nearly 50%, from $3,895,712 for the year ended December 31, 2000 to $5,834,817 for 2001. Although revenue increased, net income decreased substantially, from $424,905, or $.08 per undiluted share for 2000, to $202,315, or $.03 per undiluted share for 2001, a decrease of 52%.

     Revenue. Our core service of coding decreased slightly as a percentage of total revenue, from 91% during 2000 to 86% in 2001. This service includes coding of medical charts which are outsourced to us for coding by our clients, as well as review of coding done in-house by the medical service providers. We have placed an emphasis on coding service in our marketing, and expect that it will comprise a majority of our revenue for the foreseeable future. We expect that coding revenue will continue to increase as a result of our marketing efforts, especially due to our status as a preferred provider to two hospital groups in Texas.

     Other revenue includes consulting and auditing services, fee review and fax machine rental. We have increased our emphasis on consulting by adding billing services to our available services, and consulting accounted for 11% of our total revenues, an increase of 4% of total revenues as compared to the prior fiscal year.

     The Code@Home(TM) system will provide an additional source of revenue in the future. We have signed our first agreement to license the system to a major hospital system with installation scheduled for April of 2002.

     Our growth during 2000 came without the benefit of any business acquisitions. While we have continued to build our business internally, we have placed greater emphasis on possible external growth by exploring acquisition possibilities during the past year, and we continue to evaluate opportunities which come to our attention. The substantial increase in our revenue from 2000 to 2001 resulted from the addition of new clients, as well as an increase in coding volume and additional services provided to existing clients. We are continually adding infrastructure in an effort to expand our service to additional clients. However, we do not wish to sacrifice service for the sake of growth. Accordingly, additional clients will be added only as we believe we can provide quality, reliable service.

     Net Income. Although our revenue increased substantially, our net income decreased significantly because of an increase in cost of revenue, an increase in general and administrative expenses and a one time charge for stock-based compensation to a company officer at termination. Our cost of revenue was 48% of our total revenues, an increase of 6% compared to the year ended December 2000. Our general and administrative expenses increased 62% and made up 38% of our total revenues, up 3% as compared to the year ended December 2000. Our profit margin decreased from 2000 to 2001, from 58% in 2000 to 52% in 2001.

     In addition to the stock compensation expense, we believe this decrease is attributable to overstaffing of coders during 2001. We hired and trained many new coders during 2001 in anticipation of demand for services during the third and fourth quarters which did not materialize as anticipated. This overstaffing caused a concurrent increase in cost and decrease in productivity by bringing the coders on line prior to demand. The events of September 11th proved to have a negative impact on our business as well, as we saw a marked decrease in interest by hospitals in considering financial changes to their business structures through the end of the year. Additionally during 2001, we experienced a temporary but substantial loss of revenues from a major customer due to closure of the hospital as a result of major flooding, and the concurrent retention of the coding staff hired for that hospital during the period of closure.

     Although we were overstaffed for portions of 2001, we choose to retain the coders because of the limited supply of these highly skilled, specially trained individuals. Although demand did not increase as anticipated, some of the additional coders were hired in part in anticipation of serving two major urban hospitals recently added to our client list. Coding demand and staffing levels are now stabilized.

     Increase in general and administrative expenses also impacted our net income. Payroll and related expenses continued to increase from 2000 to 2001 with a substantial increase in our management and administrative staff. Payroll expenses were impacted in 2001 by the use of an outsourced payroll service that imposed a significant fee. This service has been discontinued because of its high administrative costs. Travel and related expenses also increased significantly. This coincides with our increased marketing efforts and client load.

     Although our net income decreased by 52%, our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased at a substantially lower rate. Our EBITDA of $550,684 for the period ended December 31, 2001 decreased 30% compared to $786,715 for the period ended December 31, 2000. Our EBITDA for the 2001 fiscal year was 9.4% of total revenues, as compared to 20% for the 2000 fiscal year.

     Costs of Revenue. Costs of revenue were approximately $2,800,067 during year 2001, resulting in a gross profit margin of approximately 52%. Costs of our revenue include primarily salaries and benefits for coding personnel. We believe these costs were higher relative to our revenues during 2001 as compared to 2000 due to the integration of many new coders. We also added many new clients during 2001, which required set-up and familiarization with new information. We expect each of these situations to continue for the foreseeable future. Code@Home(TM) development expenses continued to accrue through the fourth quarter. We believe development of this system is substantially complete, but expenses for installation will continue as a regular expense.

     Year ended December 31, 2000. During the year ended December 31, 2000, we realized net income after taxes of $424,905, or $.08 per share, on total revenue of $3,895,712. Revenue consisted of coding services of $3,530,052 and other services, including consulting, of $365,990. Costs of revenue were approximately $1,635,753, resulting in a gross profit margin of approximately 58%.

     We are unable at this time to accurately predict what effect, if any, inflation will have on our operations in the future. While we believe labor costs will increase in the short-term, we expect our prices will increase to keep pace. However, there is no assurance that our clients will accept price increases in the future. We also cannot predict what affect new services will have on our operations, as we are a relatively new business.

Liquidity and Capital Resources

     December 31, 2001. We continued to enjoy a strong financial position at December 31, 2001. At that date, we had working capital of $1,215,630, consisting of current assets of $1,580,390 and current liabilities of $364,760. On the basis of our financial condition at December 31, 2001, and our foreseeable cash requirements, we believe our capital resources are sufficient for the 2002 fiscal year. Beyond that time, we may require cash from outside sources if we continue to grow at our current pace.

     Our working capital at December 31, 2001 decreased by $71,551 from year-end December 31, 2000, or about 5.5%. During that time, current assets increased approximately $116,822 and current liabilities increased $188,373. Our net worth improved during year 2001, from $1,774,716 at December 31, 2000 to $2,171,136 at December 31, 2001.

     The improvement in our financial condition during 2001 is attributable to cash and accounts receivable generated by operations, along with a substantial increase in property and equipment. Because of our substantial increase in business, we acquired additional property and equipment necessary to serve our clients, and our accounts receivable increased by nearly 30%.

     During  the  year  ended  December  31,  2001,   our  operations   provided
approximately $654,610 in cash. Accounts receivable and prepaid expenses accounted for approximately $276,737 of cash which we used during the year. We used additional cash in connection with investing activities, primarily the acquisition of equipment and leasehold improvements.

     We spent $673,475 on the purchase of equipment and leasehold improvements during 2001, primarily computers and high-speed fax machines used in our coding service. A substantial portion of this amount was invested in our Code@Home(TM) software and hardware. These purchases were financed with cash from operations. Cash decreased $96,649 during the year. While our cash and working capital decreased from 2000, we did not receive any cash from financing activities during 2001. We believe that the reservoir of receivables accrued at year end, coupled with our existing cash, will be sufficient to satisfy our cash and capital requirements for the year 2002.

     Accounts Receivable. Accounts receivable increased substantially during 2001, commensurate with the increase in revenue. At December 31, 2001, we had accrued $1,280,218 of accounts receivable from our clients, net of allowances for potentially uncollectable accounts. The increase in accounts receivable during 2001 of $293,737 contributed to the increase in our current assets. This represents a substantial investment for us. Accordingly, we closely monitor our receivables in an effort to insure collection, and, to date, have collected approximately 98% of the accounts receivable outstanding at December 31, 2001.

     Historically, we have a very high collection rate for our receivables. As many of our hospital clients are government funded, collections are reasonably certain. However, our collection experience is historically approximately 60 to 90 days after billing. As our revenues grow, our need to finance additional receivables may increase as well.

     Capital Requirements. Our greatest need for capital continues to be to finance equipment acquisition and to implement Code@Home(TM). We have a substantial investment in equipment to conduct coding services, both within our client hospitals and at remote locations where our coders operate. We finance a portion of these equipment acquisitions. We acquire this equipment, consisting of sophisticated fax machines and computers, from independent third parties, through a combination of outright purchase and capital leases. At December 31, 2001, we had acquired $1,372,712 of equipment, net of accumulated depreciation, which included approximately $41,329 of capital leases. While we believe our existing equipment is adequate for our immediate needs, we must replace and/or expand our equipment in the future to maintain operations and our perceived competitive edge.

     We also require cash for payment of salaries and benefits to our coders, as well as management and administrative personnel. Whether our coders are paid on a salary or piecework basis, we must compensate them in advance of payment from our clients. Historically, our operations have been sufficient to fund these costs, and we anticipate that revenue will suffice in the future.

     We believe we have a variety of resources to finance future capital requirements. We currently have a line of credit agreement with Wells Fargo Bank for $250,000, and did not carry an outstanding balance at December 31, 2001. We believe we could obtain additional financing through additional placement of our equity securities if necessary. We currently have very little long-term debt, and a limited amount of short-term obligations.

     December 31, 2000. At December 31, 2000, we had working capital of $1,287,181, consisting of current assets of $1,463,568 and current liabilities of $176,387. During the year ended December 31, 2000, our operations used approximately $422,000 in cash. A majority of that use is attributable to an increase in accounts receivable and prepaid expenses. We used an additional $631,000 in cash in connection with investing activities, primarily the acquisition of equipment and leasehold improvements.

     We satisfied our cash requirements during 2000 primarily through accounts receivable generated from operations and cash from financing activities. At December 31, 2000, we had accrued $986,481 of accounts receivable from our clients, net of allowances for potentially uncollectible accounts. In July, 1999, we undertook an offering of up to 600,000 shares at a price of $1 per share pursuant to exemptions from the registration requirements of existing Federal and state securities laws. The offering closed in January of 2000, and 215,000 shares were sold in 2000 for net proceeds of $162,350, after deducting $52,650 in offering costs. The placement agent also received warrants to purchase 43,000 shares of our common stock for $1.10 per share. The warrants have been valued at their fair value of $15,136 and recorded in the financial statements as outstanding common stock warrants.

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

     We depend in part upon collection of accounts receivable to finance our working capital requirements, and failure to collect or unanticipated delays in collection could adversely impact our operations. Accounts represent a substantial portion of our working capital. This represents a substantial investment for us. We depend on collecting those receivables to finance our working capital requirements. While we believe we maintain an adequate reserve against those receivables, we cannot assure we will succeed in collecting the remainder. As most of our customers are hospitals which are wholly or partially government funded, we believe our collections are reasonably certain. However, we typically collect our receivables 60 to 90 days after billing. We must finance our operations during this collection time.

     We are growing at a rapid rate, and, if we cannot expand our personnel, equipment and facilities fast enough to keep up with our growth, we may not be able to maintain quality service. Because of our limited operating history and revenues, we maintain a relatively limited staff of management and administrative personnel. This situation places great stress on these individuals to manage our growth. Our continued growth will depend on a variety of factors, including our ability to initiate, develop and maintain new client relationships. We must assure that our existing clients receive quality service from our coders. We must develop systems to accurately record and monitor our growth. We must also evaluate and expand our facilities and equipment to ensure our clients receive quality service and that we can continue to grow as we hope. All of these factors place great demands on our people and our systems, and we cannot assure that we will continue to grow at our past rate.

     We are dependent on the hospital market for our business, and cannot be assured of the level of demand for our services in the future. Our customers are typically hospitals and other healthcare providers, and we derive substantially all of our revenues from services to hospitals. Our performance therefore depends on continued demand for our service from these providers. Consolidation in the healthcare industry, particularly in the hospital market, could decrease the number of potential purchasers of our services or contribute to the loss of one or more of our significant customers. Either of these events could negatively affect our business, financial condition and results of operation. Legislative or market-driven reforms could also negatively affect our business. Finally, the decision to purchase our services typically involves the approval of several members of management of a hospital. Consequently, it is difficult for us to predict the timing or outcome of the buying decision of our customers or potential customers.

     Our success depends on retaining qualified coders. There is no guarantee that we will be able to find experienced and quality staff to serve our clients. Our success depends largely on our ability to recruit, hire, train and retain qualified employees, especially medical coders. Our industry is very labor intensive and requires highly trained and experienced personnel. While we believe we have excellent relations with our existing employees, we must continually recruit new employees to sustain our growth. Our employees are somewhat responsible for successful relations with our clients. For that reason, it is important that we maintain a qualified labor force. Qualified coders are in high demand and short supply in our industry. We must also retain employees at acceptable costs, including wages, employee benefits and taxes. An increase in these expenses could adversely affect our business and financial condition.

     We are dependent on the services of certain key personnel, and the loss of any of the key personnel could adversely impact our business. We depend on the continued service of key management employees. These individuals include William Cronin, Chairman of the Board, Chief Executive Officer and President, Margaret Cronin, Executive Vice President, Secretary and Treasurer, Gary Mendenhall, Senior Vice President, James S. Wantman, Controller and Vice President of Finance, Kemmel Dunham, Vice President of Systems Support and Steven Holmes, Vice President of Operations. Mr. Cronin founded the Company and is primarily responsible for marketing the Company's services to our clients. Mrs. Cronin, also a founder of the Company, is responsible for financial aspects of the business, with a focus on billing and reporting functions. The loss of the services of any of these individuals could adversely affect our business. We have employment agreements with each of these individuals for a term of one to three years. However, we maintain no "key man" life insurance on any of their lives. The loss of any of these individuals could adversely affect our business.

     Our success depends upon our ability to keep up with rapidly changing technology. We depend on our computer and telecommunications equipment and software capabilities to run our business. Our failure to maintain the competitiveness of our technological capabilities or respond effectively to technological changes could negatively affect our business, results of operations or financial condition. As we are not historically a computer software provider, we do not typically invest funds in research and development for our coding software. We generally depend on products acquired from independent third parties. We are, however, in the process of implementing our Code@Home(TM) software, which we believe to be a significant advance in medical records transport technology. When fully implemented, we expect this system will supplement our existing technology for transporting records and improve our efficiency. We also expect to make it an additional source of revenue for our Company. Our continued growth and future profitability will depend on a number of factors, including our ability to (i) expand our existing service offerings to include desired customer services and (ii) as our business matures, introduce new services that leverage and respond to changing technological and healthcare developments. We cannot assure that technologies or services, whether developed by us or our competitors, will not render our products or services non-competitive or obsolete.

     We compete with other industry participants, and may not be able to market our services as effectively or provide the most cost-effective services when competing against larger companies with greater resources or against in-house departments of our potential customers. Although the outsourcing of medical coding is a relatively new service, we compete with larger, well established companies with greater resources than ours. Most importantly, we compete with the medical records departments of hospitals and other clients and potential clients. However, these providers are often unable to find qualified personnel to work in their medical records department. In marketing our service, we attempt to educate healthcare providers about the benefit of our service. Providers are beginning to look to third parties for their coding and other administrative needs. This has created competition for our service.

     Larger, established services companies such as QuadraMed Corp., provide a variety of coding and consulting services to participants in the healthcare industry. Large professional accounting and management services firms such as Arthur Andersen and Ernst and Young, have also developed departments which provide coding services to their hospital clients. These companies have substantially greater financial and personnel resources than we do and have established relationships with certain clients. We also compete with other specialty coding companies, which provide services similar to ours. While we believe we are favorably positioned to compete with these specialty and larger companies, we cannot assure that our business will be successful in the future. We must continually expand and refine our services to remain competitive. Finally, pressures from current or future competitors could also cause our services to lose market acceptance or result in price erosion, with a negative affect on our business, results of operations or financial condition.

     We face liability for incorrect coding, and could be subject to financial losses related thereto. If we incorrectly code charts for a client, we may incur additional costs associated with correcting the errors and assisting the client in the "reconsideration process" with the payor, i.e. Medicare, Medicaid or a private health insurance company. This is done without additional charge to the client. In addition, if monetary or other penalties are assessed against a client by a state or Federal agency, it is possible that the client could claim reimbursement or damages from us. We cannot assure that the amount of our liability insurance will be adequate to insure against our potential losses.

     A business interruption could materially disrupt our operations. Our operations depend on our ability to protect our communication systems with clients, including computer and telecommunications equipment and software, against damage from fire, power loss, interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our coding locations, through casualty, operating malfunction or otherwise, our business could be negatively affected and we may be required to compensate clients for any loss that they incur. In order to reduce the possibility of such an interruption, we maintain redundant service locations for our computer and other operating systems. We also currently maintain property and business interruption insurance; however, such insurance may not adequately compensate for any losses we or our clients may incur.

     Our client contracts may be terminated on short notice and do not guarantee specific revenues. Our contracts with clients may be terminated on 90 days advance notice and do not ensure that we will generate a minimum level of revenue. The profitability of each client may fluctuate, sometimes significantly, depending on service required by that entity. We are not usually designated as our clients' exclusive coding provider. However, we believe that meeting our clients' expectations can have a more significant impact on our revenues and profitability than the specific terms of our contracts. We believe we have excellent relations with all of our clients.

     Our clients' business is heavily regulated by Federal and state law and we must continually monitor regulations and train our staff to ensure we remain in compliance. We could be subject to penalties or financial losses for failure to comply with regulations, and cannot guarantee that the rapidly evolving regulations will not restrict our ability to conduct our business. While we are not directly regulated, the health care industry and our clients are heavily regulated by Federal and state laws. On the Federal level, the U.S. Department of Health and Human Services, through the Health Care Finance Authority ("HCFA") and the Office of the Inspector General, implement and enforce regulations specifying, among other thing, uniform coding requirements and strict billing guidelines for Medicare and Medicaid claims. The regulations require that providers use standardized numerical codes and descriptive terms to report procedures and services provided. These regulations also impose substantial penalties for incorrect billing. The regulations and the penalties are directed at the health care providers, who directly provide the services and submit the claims for payment. HCFA may impose civil monetary penalties, assessments or exclusion from the Medicare and Medicaid programs for violations of the regulations. State laws also govern health care providers. State regulations regarding uniformity and submission are similar to the Federal regulations. Because we do not actually submit the claims, we do not believe that the regulations directly affect us, but we must follow state and Federal regulations in our coding work.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases are regulated by Federal and state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by us. We cannot assure that changes to state or Federal laws will not materially restrict the ability of healthcare providers to transmit information from patient records to facilitate our service.


ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Cordovano and Harvey, P.C. have acted as the Company's independent accountants and have audited the Company's financial statements commencing with the year ended December 31, 1999. There have been no disagreements with Cordovano and Harvey, P.C.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The Board of Directors currently consists of four members. The following table reflects the directors and executive officers of the Company as of the date of this report.

         Name                           Age         Position
         ---------------------------    ---         ----------------------------
         William D. Cronin               43         Chairman of the Board of
                                                    Directors,  Chief Executive
                                                    Officer and President

         Margaret M. Cronin(1)           43         Executive Vice President,
                                                    Secretary,  Treasurer and
                                                    Director

         Alan W. Baldwin(1),(2)          64         Director

         Elizabeth W. Murdaugh(1),(2)    47         Director

         Gary B. Mendenhall              42         Senior Vice President

         James S. Wantman                58         Vice President of Finance,
                                                    Controller

         Kemmel Dunham                   35         Vice President of Systems
                                                    Support

         Steven Holmes                   50         Vice President of Operations

____________________________

(1) Members of the Audit Committee.
(2)  Members of the Compensation Committee.
____________________________

     The following information summarizes the business experience for the last five years of our directors and officers, as well as, where relevant, the educational background of such individuals. Each director was elected at a meeting of the shareholders and will serve until the next annual meeting of shareholders, until his successor is duly elected and qualified, or until his resignation or removal. All officers of the Company serve at the pleasure of the Board of Directors.

     Margaret Cronin is the wife of William Cronin and Gary Mendenhall is the brother-in-law of William Cronin. No other family relationship exists between any of the officers or directors of the Company.

Directors
---------

William D. Cronin. Mr. Cronin has been our Chairman and Chief Executive Officer since the Company was merged with MedGrup Development Services in 1999. He has also acted as President of the Company since June 1, 2001. Prior to that, he was the president and founder of MedGrup Development Services, a position he occupied since 1994. Prior to that, he spent over 15 years in engineering and related sales and marketing positions for privately held companies both nationally and internationally. Mr. Cronin is a graduate of the Bolton Street College of Engineering in Dublin, Ireland.

Margaret M. Cronin. Mrs. Cronin became Executive Vice President, Treasurer, Secretary and a Director of MedGrup Development Services in August, 1998 and assumed those positions with the Company following the merger in May, 1999. Prior to those positions, she functioned as the office manager of MedGrup Development Services since approximately March, 1997. Prior to her association with the Company and its predecessor, she worked as a senior financial analyst for Texaco Corporation in a Texas office. Mrs. Cronin graduated from the Illinois State University with a Bachelors of Business Administration in 1979.

Alan W. Baldwin. Mr. Baldwin became a director in August 2000. Mr. Baldwin is currently chief executive officer of Copper Glass Optical Solutions, Inc., a private Delaware corporation, a position he has held since July 2000. From November, 1997 through June, 2000, he served as president of Wren Associates, Ltd., a management consulting firm specializing in advanced materials, Internet-based business to business, EMF/ELF radiation suppression for cellular communications and other business situations. Since November 1997, he has also served as a director of Advanced Technical Products, Inc., a Delaware corporation with securities traded on the Nasdaq exchange. From March 1994 through October 1997, he served as chairman and chief executive officer of Lunn Industries, Inc., where he completed a turnaround, reorganization and eventual merger of the company. Mr. Baldwin received a Bachelor of Science in 1959 from the U.S. Military Academy at West Point, New York, and received his Masters Degree in engineering and mathematics from the University of Alabama in 1963.

Elizabeth W. Murdaugh. Dr. Murdaugh became a director in August 2000. In 1994, Dr. Murdaugh co-founded, and since that time has served as an officer of, Woodmoor Group, a privately held Colorado corporation providing executive search services. Since 1994, she has also served on the board of directors of the Center for Prevention of Domestic Violence, a Colorado Springs-based non-profit organization, also serving on the finance committee for three of those years and as vice president and president of the organization. Prior to that, she was a practicing physician. She received her Bachelors Degree in 1976 from Brown University, her Doctorate in Medical Sciences in 1981 from Duke University and completed her Pediatric Residency at Johns Hopkins Hospital.

Officers
--------

Gary B. Mendenhall. Mr. Mendenhall joined the Company in his current capacity in February, 1999. Prior to that, he was the director of international event marketing for Meckler Media/Penton Media, a publicly-traded company, where he was responsible for internet world trade shows in 32 countries. Mr. Mendenhall occupied that position from January, 1998 until February, 1999. From October, 1994 to December, 1997, he was the manager of international event marketing for Softbank Comdex, a publicly-traded entity. He is a 1981 graduate of the University of Michigan School of Engineering.

James S. Wantman. Mr. Wantman joined us as Controller on January 3, 2000, and became Vice President of Finance on August 10, 2000. From March, 1998 to December 1999, he was the Vice President of Finance and controller for National Accounts, Inc., a national service company. From 1990 until 1997, Mr. Wantman was the owner of a photo processing and custom framing business with three locations in the North Boston area. He is a graduate of the Bentley College of Accounting and Finance with a Bachelor of Science in Accounting in 1967.

Kemmel Dunham. Mr. Dunham joined MedGrup as Director of Business Services in July 2000. In July, 2001, he became Vice President of Systems Support. Mr. Dunham is a 1989 graduate of Abilene Christian University with a BS in Biology. Mr. Dunham has had 14 years experience in healthcare accounts receivable management, including admissions, charge master, billing, collections and cash reconciliation. Prior to joining MedGrup, Mr. Dunham held manager and director positions in two Texas healthcare systems. As a result, he has extensive experience in business services reorganization resulting in improved customer service, data integrity, billing compliance and accuracy and improved cash collections. Mr. Dunham's primary focus is the development of the business services consulting department, which will enhance the client services we offer.

Steven Holmes. Mr. Holmes joined MedGrup as Vice President of Operations in September of 2001. Prior to joining MedGrup, Mr. Holmes had 20 years experience in senior management. From January 1995 to August 2001, he served as Regional Hospital Administrator for Covenant Health System with a 50,000 square mile service area. During his tenure, Mr. Holmes served as the Administrator for four hospitals, one hospital district and managed twenty-one rural health clinics. For the sixteen years prior his association with Covenant Health System, Mr. Holmes was employed with the Lubbock County Criminal District Attorney's Office where he served as the Chief Administrator. Mr. Holmes is a 1976 graduate of Wayland Baptist University with a Bachelor of Science in Criminal Justice and a 1980 graduate of the FBI National Police Academy. Mr. Holmes' responsibilities include Coding Services, Auditing, Scheduling and Customer Relations.

Significant Employees
---------------------

Alice Zentner. Ms. Zentner is our Director of Education and Outpatient Coding. She joined MedGrup Development Services, Inc. in 1997 as Manager of Coding Services and occupied that position with us from the merger in May, 1999 through approximately September of 2001. In her current capacity, Ms. Zentner is responsible for overseeing training of all of our coders to ensure they are current on all coding updates. She also acts as the liaison with our clients to provide physician training and medical coding resource information. Prior to her association with us or our predecessor, she worked as an independent contractor for various hospitals in the Denver area and other companies providing coding services, coding support and education. She functioned in that capacity from 1995 to 1998. Ms. Zentner is a 1987 graduate of Carroll College, Helena, Montana, with a Bachelor of Arts in Medical Records Administration.

Debra B. Adams. Ms. Adams is the Director of Coding Services. She joined MedGrup in June, 2001. Ms. Adams graduated with an Associate Degree in Nursing from Troy State University in 1981 and obtained a Bachelor of Science Degree in Health Information Management from Western Carolina University. Ms. Adams has worked as a health information consultant, coding for medium sized hospitals to large trauma, research and teaching hospitals. She also performed the duties of assistant coding manager at the Medical College of Virginia in Richmond. Ms. Adams is responsible for inpatient and same day surgery coding and all issues related to MedGrup coders. She also works very closely with the hospitals, ensuring the quality of coding services.

Steven Wilcox, Jr. Mr. Wilcox joined MedGrup as the IT Manager in May, 2000. Prior to his position with MedGrup, Mr. Wilcox was the city manager for High Speed Access, a company which specializes in high-speed internet access via cable modems. When he was in college, he was instrumental in designing and implementing a "Learning at a Distance" program at the University of Colorado Springs for the Math and ECE departments, which allows students to take online courses.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     The following table sets forth each director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 of the Securities Exchange Act of 1934 that failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior years.

     The numbers of late Form 3, Form 4 and Form 5 reports, and the late Form 4 transactions reported are as follows:

                            Late         Late       Late
Name of reporting Person    Form 3       Form 4     Form 5       Transactions
------------------------   -------       -------    -------      ------------

     James S. Wantman                                  1              1

     Kemmel R. Dunham         1                                      n/a

     Steve S. Holmes          1                                      n/a

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

     Each member of the Board of Directors who is not an employee of the Company receives a grant of 2,500 options to purchase our common stock each year in which the individual serves on the Board. The options vest one year from the date of the grant. Each director is also entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company.

Executive Compensation

     The following table summarizes the total compensation of our chief executive officer (the "Named Executive Officer") for the last three fiscal years. No other executive officer received more than $100,000 in salary and bonuses during the last fiscal year. However, see "Certain Transactions" for a description of stock options issued to certain executive officers during the last two fiscal years.


                              SUMMARY COMPENSATION

                                              Annual                              Long Term
                                           Compensation                          Compensation
                                           -------------                         ------------
                                                                  Other          Securities
                           Year Ended                            Annual          Underlying
           Name           December 31,         Salary         Compensation         Options
           ----           ------------     -------------      ------------       ------------
William D. Cronin,            2001            $140,030
Chairman of the Board,
Chief Executive Officer,
and President                 2000            $105,000                                 0
                              1999             $72,500             --                  0(1)

__________________________

     (1) Excludes 3,154,000 shares of common stock issued to Mr. Cronin in connection with the merger with MedGrup Development Services, Inc.
__________________________


Employment Contracts

     Each of our executive officers, William Cronin, Margaret Cronin, Gary Mendenhall and James Wantman are subject to an employment agreement with us for a three-year term, with automatic one-year renewals. Additionally, our executive officers Kemmel Dunham and Steven Holmes are subject to an employment agreement with us for a one-year term, with automatic one-year renewals. The agreements grant each officer a base salary, with an automatic annual increase of no less than 5%, the possibility of incentive compensation, benefits generally applicable to employees, reimbursement of expenses and a vehicle allowance. Mr. Wantman was also granted stock options as part of his employment agreement. The agreements for William Cronin, Margaret Cronin, Gary Mendenhall and James

Wantman contain provisions that obligate us to pay one year's base salary and to provide twelve months of benefits as a severance package, in the event of termination during the contract term without "cause" by the Company or with "good reason" by the employee. Good reason includes a change in control of the Company, whereby 50% or more of our outstanding voting securities shall change ownership, we sell more than 75% of our assets, or, within a six month period, there is a change in the individuals constituting a majority of the Board of Directors. The agreements for Kemmel Dunham and Steve Holmes obligate us to pay three months base salary and to provide three months benefits as severance in the event of termination during the contract term without "cause" by the Company.

Qualified Stock Option Plan

     Our 1999 Incentive Stock Option Plan, as amended (the "Plan") provides for the granting of stock options for up to 1,750,000 shares of our common stock to our executive officers and other employees, and provides for an annual increase of shares available for grant. The Plan also permits the granting of non-qualified options to persons who are not employees of the Company but none-the-less provide valuable service to the Company. Currently, the Board of Directors administers the Plan, but the Plan permits a compensation committee to administer it. The Board intends to delegate the responsibility to the Compensation Committee. The Board of Directors has the sole discretion to determine eligibility of persons to receive incentive stock options, as well as the amounts, terms and conditions of the granting of options. Our shareholders have approved this Plan.

     The stock option grants under the Plan have various vesting schedules, including partial vesting immediately upon date of the grant, partial quarterly automatic vesting, quarterly vesting based upon the occurrence of certain events, vesting on a date certain, vesting based upon stock price or some combination thereof. Early vesting of all or part of the unvested options may occur upon certain events, including retirement or permanent disability of the employee, dissolution, liquidation, reorganization, merger or consolidation of the Company, or upon sale of all or substantially all of the property of the Company. The majority of the options expire seven years after the date of the grant.

     As of the 2001 fiscal year end, options to purchase 1,316,000 shares of our common stock were outstanding, of which 682,833 had vested. The number of shares of common stock remaining available for new option grants under this Plan was 532,233 at fiscal year end. A total of 92,946 shares were acquired on exercise of options during the last fiscal year. The exercise prices of the options range from $1.00 per share to $3.71 per share, with a weighted average exercise price of $1.48 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our common stock, each of our executive officers, each of our directors, and all executive officers and directors as a group.

     Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person's spouse.

     The percentage of common stock owned by individuals described in the table is based on 5,899,777 shares of common stock outstanding as of the date of March 20, 2002. This excludes 185,000 warrants and up to 1,309,000 outstanding options exercisable for shares of common stock, unless owned by the named individuals. For purposes of calculating each person's percentage ownership, stock options or warrants exercisable within 60 days of the date of this Report are included for that person, but not the stock options or warrants of any other person or entity.

     Unless otherwise stated, the current address for each beneficial owner is that of the Company, 1824 Woodmoor Drive, Suite 102, Monument, Colorado 80132-9086.

Name and address of
Executive Officers and Directors                         Number       Percentage
-----------------------------------------------------   ---------     ----------
William D. Cronin(1)                                    2,744,300      45.52%

Margaret M. Cronin(1)                                     605,700      10.27%

Gary B. Mendenhall(2)                                     310,000       4.99%

James S. Wantman(3)                                       200,000       3.28%

Kemmel Dunham(4)                                           41,667          *

Steven Holmes(5)                                           10,000          *

Elizabeth W. Murdaugh(6)                                   35,000          *
550 Silhouette Way
Monument, Colorado 80132

Alan W. Baldwin(6)                                          5,000          *
1400 Winsted Drive
Fallston, Maryland 21047

All Directors and Executive
Officers as a Group (8 individuals) (1, 2, 3, 4, 5, 6)  3,951,667     61.06%
-----------------
         *Less than 1%.

___________________________

     (1)Margaret Cronin is the wife of William Cronin. Each individual disclaims beneficial ownership of shares owned by his or her spouse. Margaret Cronin's number of shares includes 55,000 shares owned by the Cronins' minor children, for which she is the custodian.

     (2)Includes 310,000 shares immediately issuable upon exercise of an option at a purchase price of $1 per share until 2006. Excludes an additional 190,000 shares underlying an option which are not yet vested.

     (3)Includes 125,000 shares immediately issuable upon exercise of options at prices ranging from $1.30 per share to $1.65 per share until 2007. Includes 75,000 shares immediately issuable upon exercise of an option at purchase price of $1.41 per share until 2008.

     (4)Includes 41,667 shares immediately issuable upon exercise of options at a price range of $1.28 per share to $1.54 per share until July 2007. Excludes an additional 58,333 shares underlying options which are not yet vested.

     (5)Includes 10,000 shares immediately issuable upon exercise of an option at a purchase price of $1.31 per share until 2007. Excludes 100,000 shares underlying options which are not yet vested.

     (6)Includes 5,000 shares immediately issuable upon exercise of an option at a price of $1.41 per share until 2008.
___________________________


Changes in Control

     See "Recent Events" in Item 1 above for discussion of a transaction which, if consummated, will effectuate a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Options issued to Directors

     Elizabeth Murdaugh and Alan Baldwin were each granted 5,000 options for their service on the Board of Directors. These options vested on January 1, 2002, have an exercise price of $1.41 per share and expire on January 1, 2008.

Options issued to Executive Officers.

     Gary Mendenhall, Senior Vice President of MedGrup, was granted 500,000 options upon employment with the Company. A total of 310,000 of these options are presently vested; 60,000 additional options vest when the Company's stock price reaches $3 per share; 60,000 additional options vest when the Company's stock price reaches $4 per share and 70,000 options vest when the Company's stock price reaches $5 per share. For purposes of this vesting provision, the share price will be measured based upon the average of the mean between the closing bid and the asked prices during the preceding 30 calendar days. The exercise price of Mr. Mendenhall's options is $1.00 per share and they expire on May 26, 2006.

     James Wantman, our Vice President of Finance, was granted 100,000 shares upon employment with the Company. Those options have vested, have an exercise price of $1.30 per share and expire on January 3, 2007. In addition, Mr. Wantman was granted 10,000 options on July 1, 2000, which vested on July 1, 2001, have an exercise price of $1.54 per share and expire on July 1, 2007. He was granted an additional 15,000 options on December 31, 2000, which options vested on December 31, 2001, have an exercise price of $1.65 and expire on December 31, 2007, and 75,000 options on January 2, 2001, which options vested on January 2, 2002, have an exercise price of $1.41 and expire on January 1, 2008.

     Kemmel Dunham, our Vice President of Support Services, was granted 50,000 options on July 10, 2000, which options vest at the rate of 16,667 per year over three years, have an exercise price of $1.54 and expire on July 9, 2007. Additionally, Mr. Dunham was granted 10,000 options on December 31, 2000, with an exercise price of $1.50, 15,000 options on January 2, 2001 with an exercise price of $1.28 and 25,000 options on July 2, 2001 with an exercise price of $2.75. All of these options vest one year after the date of grant and expire seven years from the date of grant.

     Finally, Steven Holmes, our Vice President of Operations was granted 100,000 options on September 4, 2001, which options vest at the rate of 33,333 per year over three years, have an exercise price of $2.48 and expire seven years from the date of the grant. Mr. Holmes was also granted 10,000 options in his capacity as a consultant prior to his employment with the Company. These options have vested, have an exercise price of $1.31 and expire on January 3, 2007.

     The grants of these options were unanimously approved by the Board of Directors as it existed at the time of the grants.

Other related transactions.

     Prior to termination of its status as an "S" corporation for Federal income tax purposes, we recorded a distribution payable of $100,000 to Mr. and Mrs. Cronin, shareholders of MedGrup Development Services, Inc. That amount was repaid to the Cronins during the year ended December 31, 2000.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.      Description
------   -----------------------------------------------------------------------
2.1(1) Articles of Merger, MedGrup Corporation, as the survivor and MedGrup Development Services, Inc., as filed with the Secretary of State of the State of Colorado on May 12, 1999.

2.2* Agreement and Plan of Merger by and among Provider HealthNet Services, Inc., MGC Acquisition Corp. and MedGrup Corporation dated as of
         March 26, 2002

3.1(1) Articles of Incorporation of the Company as filed on June 26, 1998 with the Secretary of State of the State of Colorado.

3.2(1) Articles of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Colorado May 12, 1999.

3.3(3) Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of the State of Colorado on December 26, 2000.

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

9        Not applicable.

10.1(1)  Form of Agreement for Coding Services

10.2(1) Form of Capital Lease Agreement between the Company and Wells Fargo Equipment Finance, Inc. dated June 2, 1999.

10.3(1) Commercial Property Lease Agreement between the Company and Gary Bader dated March 15, 2000.

10.4* Credit Agreement between the Company and Wells Fargo Bank West, National Association dated March 20, 2001.

10.5(1) Employment Agreement between the Company and William D. Cronin, dated January 1, 2000.

10.6(1) Employment Agreement between the Company and Margaret M. Cronin, dated January 1, 2000.

10.7(1) Employment Agreement between the Company and Gary B. Mendenhall, dated August 10, 2000.

10.8(3) Employment Agreement between the Company and James Wantman, dated January 1, 2000.

10.9* Employment Agreement between the Company and Kemmel Dunham dated June 1, 2001.

10.10* Employment Agreement between the Company and Steve Holmes dated September 1, 2001.

10.11(1) Incentive Stock Option Plan with Form of Option Agreement.

10.12(1) Software Limited License  Agreement  between the Company and QuadraMed
         Corporation dated December 13, 1999.

11       Not applicable.

16(2)    Letter to the Company from A. Liparulo, CPA dated June 9, 2000

18       Not applicable

21       Not applicable

22       Not applicable

23       Not applicable

99       Not applicable.

_________________________

* Filed herewith.

(1) Filed as an Exhibit to Registration Statement filed on Form SB-2, SEC File No. 333-35810 and incorporated herein by reference.

(2) Filed as an Exhibit to Amendment to Registration Statement filed on Form SB-2/A, SEC File No. 333-35810 and incorporated herein by reference.

(3)  Filed as an Exhibit to Form 10-KSB for the year ended December 31, 2000

(b)  Reports on Form 8-K.

     The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Monument, Colorado on the 31st day of March, 2002.

                                 MEDGRUP CORPORATION


                                 By:  /s/ William D. Cronin
                                      ------------------------------------------
                                      William D. Cronin, Chairman of the Board,
                                      Chief Executive Officer and President

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signatures                       Title                            Date
--------------------------     ----------------------            ---------------


/s/ William D. Cronin                                            March 31, 2002
--------------------------
William D. Cronin               Chairman of the Board,
                                Chief Executive Officer
                                and President

/s/ Margaret M. Cronin                                           March 31, 2002
--------------------------
Margaret M. Cronin              Executive Vice President,
                                Secretary and Director


/s/ James S. Wantman                                             March 31, 2002
--------------------------
James S. Wantman                Vice President - Finance,
                                Controller (Chief
                                Financial Officer)
/s/ Alan W. Baldwin                                              March 31, 2002
--------------------------
Alan W. Baldwin                 Director


/s/ Elizabeth W. Murdaugh                                        March 31, 2002
--------------------------
Elizabeth W. Murdaugh           Director

                               MEDGRUP CORPORATION
                          Index to Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Auditors ...........................................   F-2

Balance sheet as of December 31, 2001 ....................................   F-3

Statements of operations, for the years ended
   December 31, 2001 and 2000 ............................................   F-4

Statement of shareholders' equity, for the period
   January 1, 2000 through December 31, 2001 .............................   F-5

Statements of cash flows, for the years ended
   December 31, 2001 and 2000 ............................................   F-6

Notes to financial statements ............................................   F-7

To the Board of Directors and Shareholders
MedGrup Corporation

                         Report of Independent Auditors

We have audited the accompanying balance sheet of MedGrup Corporation as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedGrup Corporation as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.





/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
February 16, 2002

                               MEDGRUP CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS
      Cash .....................................................   $  266,727
      Accounts receivable, net of allowance for
        doubtful accounts of $41,780 ...........................    1,280,218
      Prepaid expenses .........................................       33,445
                                                                   ----------
                                            TOTAL CURRENT ASSETS    1,580,390

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of $455,471 (Note A) ............    1,372,712

DEPOSITS .......................................................        6,050
                                                                   ----------
                                                                   $2,959,152
                                                                   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade ..................................   $   79,899
      Accrued expenses .........................................      215,698
      Income taxes payable .....................................       40,228
      Current portion of notes payable (Note B) ................       15,045
      Current portion of capital lease payable (Note B) ........       13,890
                                                                   ----------
                                       TOTAL CURRENT LIABILITIES      364,760
                                                                   ----------

NOTES PAYABLE, net of current maturities (Note B) ..............       10,662

CAPITAL LEASE PAYABLE, net of current maturities (Note B) ......         --

DEFERRED INCOME TAXES (Note E) .................................      412,594
                                                                   ----------
                                              TOTAL  LIABILITIES      788,016

COMMITMENTS (Note F) ...........................................         --

SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value; 5,000,000
        shares authorized; -0- shares issued
        and outstanding ........................................         --
      Common stock, $.001 par value; 45,000,000
        shares authorized; 5,899,777 shares issued
        and outstanding ........................................        5,900
      185,000 outstanding common stock warrants ................      137,165
      25,000 outstanding common stock options ..................        9,925
      Additional paid in capital ...............................    1,236,699
      Retained earnings ........................................      781,447
                                                                   ----------
                                      TOTAL SHAREHOLDERS' EQUITY    2,171,136
                                                                   ----------
                                                                   $2,959,152
                                                                   ==========

               See accompanying notes to the financial statements

                              MEDGRUP CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                      For the Years Ended
                                                                          December 31,
                                                                   --------------------------
                                                                      2001           2000
                                                                   -----------    -----------
REVENUES
      Coding services ..........................................   $ 5,044,667    $ 3,530,052
      Other ....................................................       663,447        264,670
      Rental income ............................................       126,703        100,990
                                                                   -----------    -----------
                                                  TOTAL REVENUES     5,834,817      3,895,712
                                                                   -----------    -----------

COSTS AND EXPENSES
      Cost of revenue ..........................................     2,800,067      1,635,753
      Stock based compensation, employee compensation ..........       148,356           --
      Stock based compensation, coding services ................          --           14,671
      Stock based compensation, consulting .....................          --            9,925
      Provision for doubtful accounts ..........................        30,750           --
      Professional and consulting fees .........................        81,308         80,779
      General and administrative ...............................     2,223,652      1,367,869
      Depreciation .............................................       235,288        141,901
                                                                   -----------    -----------
                                        TOTAL OPERATING EXPENSES     5,519,421      3,250,898
                                                                   -----------    -----------

                                                OPERATING INCOME       315,396        644,814
NON-OPERATING INCOME (EXPENSE)
      Interest expense .........................................        (5,697)       (12,180)
      Interest income ..........................................        11,778         16,237
                                                                   -----------    -----------
                                  NET INCOME BEFORE INCOME TAXES       321,477        648,871

INCOME TAXES (NOTE F)
      Current tax expense ......................................       (73,150)       (58,233)
      Deferred tax expense .....................................       (46,012)      (165,733)
                                                                   -----------    -----------
                                                      NET INCOME   $   202,315    $   424,905
                                                                   ===========    ===========

NET INCOME PER SHARE:
      Basic ....................................................   $      0.03    $      0.08
                                                                   ===========    ===========
      Diluted ..................................................   $      0.03    $      0.07
                                                                   ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER SHARE:
      Basic ....................................................     5,876,045      5,583,944
                                                                   ===========    ===========
      Diluted ..................................................     6,667,711      6,129,673
                                                                   ===========    ===========


               See accompanying notes to the financial statements

                               MEDGRUP CORPORATION
             STATEMENT OF SHAREHOLDERS' EQUITY From January 1, 2000
                            through December 31, 2001

                                                                         Common Stock            Outstanding Common Stock
                                                                   -------------------------     -------------------------
                                                                     Shares        Amount          Warrants     Options
                                                                   -----------   -----------     -----------   -----------
                                        BALANCE, JANUARY 1, 2000     5,320,000   $     5,320     $    27,104   $     4,634

Sale of common stock, net of $52,650 offering costs ............       215,000           215            --            --

43,000 warrants issued for payment of offering costs,
   valued at fair value of warrants ............................          --            --            15,136          --

42,000 options vested during 2000, granted for services,
   valued at fair value of options .............................          --            --              --          11,906

Common stock options exercised .................................        21,831            22            --          (6,615)

Sale of common stock, net of $69,471 offering costs ............       250,000           250            --            --

25,000 warrants issued for payment of offering costs,
   valued at fair value of warrants ............................          --            --            29,875          --

10,000 warrants issued for payment of services,
   valued at fair value of warrants ............................          --            --            19,300          --

Net income for the year ended December 31, 2000 ................          --            --              --            --
                                                                   -----------   -----------     -----------   -----------
                                      BALANCE, DECEMBER 31, 2000     5,806,831         5,807          91,415         9,925

Cashless exercise of 166,667 Executive Stock Options ...........        91,954            92            --            --

Cashless exercise of 2,000 Employee Stock Options ..............           992             1            --            --

30,000 warrants issued in exchange for consulting
   services, at fair value of warrants .........................          --            --            45,750          --

Net income for the year ended December 31, 2001 ................          --            --              --            --
                                                                   -----------   -----------     -----------   -----------
                                      BALANCE, DECEMBER 31, 2001     5,899,777   $     5,900     $   137,165   $     9,925
                                                                   ===========   ===========     ===========   ===========

                                   (See Below)

               See accompanying notes to the financial statements


                               MEDGRUP CORPORATION
             STATEMENT OF SHAREHOLDERS' EQUITY From January 1, 2000
                            through December 31, 2001

                                   (CONTINUED)

                                                                    Additional          Total
                                                                     Paid In           Retained     Shareholders'
                                                                      Capital          Earnings        Equity
                                                                    -----------      -----------     -----------

                                        BALANCE, JANUARY 1, 2000    $   428,000      $   154,227     $   619,286

Sale of common stock, net of $52,650 offering costs ............        162,135             --           162,350

43,000 warrants issued for payment of offering costs,
   valued at fair value of warrants ............................        (15,136)            --              --

42,000 options vested during 2000, granted for services,
   valued at fair value of options .............................           --               --            11,906

Common stock options exercised .................................         19,283             --            12,690

Sale of common stock, net of $69,471 offering costs ............        524,029             --           524,279

25,000 warrants issued for payment of offering costs,
   valued at fair value of warrants ............................        (29,875)            --              --

10,000 warrants issued for payment of services,
   valued at fair value of warrants ............................           --               --            19,300

Net income for the year ended December 31, 2000 ................           --            424,905         424,905
                                                                    -----------      -----------     -----------
                                      BALANCE, DECEMBER 31, 2000      1,088,436          579,132       1,774,715

Cashless exercise of 166,667 Executive Stock Options ...........        147,034             --           147,126

Cashless exercise of 2,000 Employee Stock Options ..............          1,229             --             1,230

30,000 warrants issued in exchange for consulting
   services, at fair value of warrants .........................           --               --            45,750

Net income for the year ended December 31, 2001 ................           --            202,315         202,315
                                                                    -----------      -----------     -----------
                                      BALANCE, DECEMBER 31, 2001    $ 1,236,699      $   781,447     $ 2,171,136
                                                                    ===========      ===========     ===========

               See accompanying notes to the financial statements

                             MEDGRUP CORPORATION
                           STATEMENTS OF CASH FLOWS
                                                                       For the Years Ended
                                                                            December 31,
                                                                   -------------------------
                                                                        2001          2000
                                                                      ---------    ---------
OPERATING ACTIVITIES
     Net income ...................................................   $ 202,315    $ 424,905
     Transactions not requiring cash:
        Depreciation ..............................................     235,288      141,901
        Increase to allowance for doubtful accounts ...............      30,750         --
        Stock based compensation expense ..........................     148,356       24,596

     Changes in current assets and current liabilities:
        Increase in receivables and  prepaid expenses .............    (276,737)    (422,233)
        Increase in accounts payable and accrued liabilities ......     314,638      130,332
                                                                      ---------    ---------
                                               NET CASH PROVIDED BY
                                               OPERATING ACTIVITIES     654,610      299,501
                                                                      ---------    ---------

INVESTING ACTIVITIES
     Equipment and leasehold purchases ............................    (673,475)    (626,808)
     Cash paid for deposits .......................................        (750)      (4,000)
                                                                      ---------    ---------
                                                 NET CASH (USED IN)
                                               INVESTING ACTIVITIES    (674,225)    (630,808)
                                                                      ---------    ---------

FINANCING ACTIVITIES
     Sale of common stock .........................................        --        808,750
     Cash paid for offering costs .................................        --       (122,121)
     Distributions, loan repayments to shareholder ................        --       (100,000)
     Payments on capital leases ...................................     (61,240)     (58,338)
     Payments on note payable .....................................     (15,794)     (16,051)
                                                                      ---------    ---------
                                     NET CASH (USED IN) PROVIDED BY
                                               FINANCING ACTIVITIES     (77,034)     512,240
                                                                      ---------    ---------

NET CHANGE  IN CASH ...............................................     (96,649)     180,933
Cash, beginning ...................................................     363,376      182,443
                                                                      ---------    ---------
Cash, ending ......................................................   $ 266,727    $ 363,376
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ............................................   $   5,697    $  12,180
                                                                      =========    =========
Cash paid for income taxes ........................................   $  10,800    $ 153,750
                                                                      =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of executive and employee options ...............   $ 148,356    $    --
68,000 stock warrants issued for payment of offering costs ........   $    --      $  45,011
Vehicle acquired in exchange for note payable .....................   $    --      $  35,550
30,000 and 10,000 stock warrants issued for software
   consulting costs ...............................................   $  45,750    $  19,300

               See accompanying notes to the financial statements

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note A: Organization and business, and summary of significant accounting policies
--------------------------------------------------------------------------------

Organization and business:
--------------------------
The Company is a medical consulting company that specializes in the coding of medical record charts of previously discharged patients from various hospitals' inpatient, outpatient and emergency rooms. The Company provides services to approximately 75 hospitals in ten states. The contracts with the hospitals vary from the Company coding all of the medical charts for the hospitals to the hospitals having some of their coded medical charts reviewed by the Company. Substantially all medical record coding agreements with the hospitals are on a pay-per -chart basis.

Summary of significant accounting policies:
-------------------------------------------

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

Concentrations and credit risk
------------------------------
Approximately 33 percent and 34 percent of the Company's revenues during 2001 and 2000, respectively, were for services rendered to two hospitals. Two hospitals comprised 28 percent of the accounts receivable balance at December 31, 2001.

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). The maximum loss that would have resulted from that risk totaled $182,733 at December 31, 2001, for the excess of the deposit liabilities reported by financial institutions over the amount that would have been covered by federal insurance. The Company has not experienced any losses to date in such accounts and accordingly, believes it is not exposed to any significant credit risk.

Accounts receivable
-------------------
The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. The Company periodically charges approximately one percent of its monthly revenue to bad debt expense with an offset to the allowance for bad debt expense. Accounts that are significantly past due are reviewed for possible collection. Those accounts that are deemed non-collectible are written off and a charge is recorded to the allowance account.

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

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

Income taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Stock-based compensation
------------------------
The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Earnings per share
------------------
The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, net income per share-basic excludes dilution and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Net income per share-diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

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

During the fourth quarter, the Company launched a new project, Code@Home(TM). The project's new technology allows certain hospitals to transmit charts to the Company's central server. From the server, the charts are automatically routed to the appropriate coder(s) based on the facility and type of chart. When the coder has finished the charts, the updated data is transmitted back to the server.

                                                   Property
                                   Property     under Capital      Total
                                   Acquired         Lease        Property
                                  -----------    -----------    -----------
  Furniture and fixtures ......   $    83,118    $      --      $    83,118
  Computer equipment ..........       524,667           --          524,667
  Fax equipment ...............       398,139         88,919        487,058
  Vehicles ....................        72,988           --           72,988
  Leasehold improvements ......        63,582           --           63,582
  Code@Home(TM) assets:
       Hardware ...............       293,595           --          293,595
       Software ...............       303,175           --          303,175
                                  -----------    -----------    -----------
                                    1,739,264         88,919      1,828,183
  Less accumulated depreciation      (407,881)       (47,590)      (455,471)
                                  -----------    -----------    -----------
                                  $ 1,331,383    $    41,329    $ 1,372,712
                                  ===========    ===========    ===========

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note B: Debt
------------

Long-term debt consists of the following notes payable and capital leases payable at December 31, 2001:

Notes payable:
Note payable due in monthly installments of $489,
   interest at 0.90 percent, maturing October 15, 2002,
   collateralized by vehicle ...............................  $  4,872

Note payable due in monthly installments of $494,
   interest at 0.90 percent, maturing February 1, 2003,
   collateralized by vehicle ...............................     6,881

Note payable due in monthly installments of $447,
   interest at 8.99 percent, maturing December 30, 2004,
   collateralized by vehicle ...............................    13,954
                                                              --------
                                                                25,707
Less: current maturities ...................................   (15,045)
                                                              --------
                                                              $ 10,662
                                                              ========

Maturities on notes payable, subsequent to December 31, 2001 are as follows:


                                   2002 ....................  $ 15,045
                                   2003 ....................     5,669
                                   2004 ....................     4,993
                                                               -------
                                                              $25,707
                                                               =======

Capital lease payable:
Capital lease, due in monthly installments of
   $2845, net of imputed interest,
maturing May 2002, collateralized by equipment...........     $ 13,890
  Less: current maturities...............................      (13,890)
                                                              --------
                                                              $   --
                                                              ========


Payments on capital lease payable, subsequent to December 31, 2001 are as follows:

                                   2002 ....................  $ 14,227
                                   Less: imputed interest ..      (337)
                                                              --------
Present value of net minimum lease payments                   $ 13,890
                                                              ========

On March 20, 2001 the Company entered into a $250,000 line-of-credit agreement with a financial institution. The line bears interest at the lending institute's prime rate plus one percent. The line is secured with the business assets of the Company. The line matures on March 20, 2002. At December 31, 2001 the entire amount of $250,000 was available for use to the Company.

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note C: Stock based compensation
--------------------------------

Common stock options
--------------------
The Company has an Incentive Stock Option Plan (the "Plan"), and has reserved 2,057,193 shares of common stock for issue as options are granted. Under the Plan, the Company may grant incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Under Section 422 of the Code, exercise of a qualified incentive stock option will not create income to the option holder on the date of exercise; income recognition is deferred until disposition of the stock acquired. Incentive stock options must be granted with an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Incentive stock options granted to holders of more than ten percent of the outstanding common stock must have (1) an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of grant, and (2) a term not exceeding five years.

The Plan provides that the total number of shares or options covered by such plan, the number of shares covered by each option, and the exercise price per share may be proportionally adjusted in the event of a stock split, reverse stock split, stock dividend, or similar capital adjustment which is effected without receipt of additional consideration by the Company.

During the years ended December 31, 2001 and 2000, the Company granted 333,000 and 936,000 options, respectively, pursuant to the Plan. In 2001 and 2000, 375,833 and 127,500, respectively, of the options were canceled prior to vesting due to termination of the employee or non-performance of the terms of the option agreement. During 2001, 168,667 options were exercised on a no cash basis, resulting in the issuance of 92,946 shares of common stock. The Company recorded $148,356 of compensation expense with respect to the no cash exercise of the employee options. The options vest over a period of up to three years or certain performance criteria and are priced at or above the current over-the-counter trading price on the date of grant. The options expire on various dates ending 2008. The expiration dates are based on the date of grant and expire from five to seven years after date of grant. The following summarizes the expiration schedule for options outstanding at December 31, 2001:

                             Expiration              Number
                               Date                of Options
              ------------------------------------------------
              2nd Quarter 2006 ...................    567,000
              3rd Quarter 2006 ...................      3,000
              4th Quarter 2006 ...................     69,500
              1st Quarter 2007 ...................    120,000
              2nd Quarter 2007 ...................     27,000
              3rd Quarter 2007 ...................     81,000
              4th Quarter 2007 ...................    59,500
              1st Quarter 2008 ...................    141,000
              2nd Quarter 2008 ...................     54,000
              3rd Quarter 2008 ...................    134,000
                                                    ---------
                                                    1,256,000
                                                    =========

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Executive employment options
----------------------------
On January 3, 2000, the Company granted options for 100,000 shares of its common stock to an officer of the Company, exercisable for $1.30 per share.

On February 14, 2000, the Company entered into an Executive Employment Agreement (the "Agreement") with the new President of the Company. The Agreement provided for an annual salary and a grant of 500,000 incentive stock options. The options vested in increments of 83,333 options every six months, provided the President was still employed by the Company. The options were exercisable for $1.30 per share and the market price on the date of grant was $1.19. During 2001, the officer left the Company and exercised 166,667 vested options on a no cash basis resulting in the issuance of 91,954 shares of common stock. The Company recorded $147,126 of compensation expense with respect to the transaction. The remaining unvested 333,333 options were canceled.

During 2001, the Company granted a total of 200,000 common stock options to three officers of the Company. The options were granted at prices ranging from $1.41 to $2.75 per share and were granted at a 10 percent premium over the market price.

Non-employee options
--------------------
On June 3, 1999, the Company granted options for 15,293 shares of its common stock, exercisable for $1.00 per share, to an individual for payment of coding services rendered to the Company. The options were granted at the market value of the Company's common stock as of June 3, 1999. They are fully vested and expire on June 3, 2006. The fair value of the options as determined in accordance with SFAS No. 123 was $4,634 which was charged to operations during 1999 with a corresponding credit to equity shown as outstanding common stock options. During 2000, the options were exercised.

On December 30, 1999, the Company granted options for 50,000 shares of its common stock, to a consultant, exercisable for $1.31 per share. The options vest based on the performance of the Company's common stock price. If, for thirty consecutive days, the stock trades greater than $2.00, $3.00, $4.00 or $5.00 per share, 15,000, 10,000, 10,000 and 15,000 vest, respectively. The options expire on December 30, 2006. The options were granted at the market value of the Company's common stock as of December 30, 1999. During 2000, 15,000 options were vested and the Company recorded compensation expense for the fair value of the vested options in the amount of $5,955.

On January 3, 2000, the Company granted options to a consultant to purchase 10,000 shares of the Company's common stock for $1.31 per share, when $1.31 was the market value of the Company's common stock on that date. The options expire seven years from date of grant. The fair value of the options, $3,970 was recorded as compensation expense.

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option awards and similar plans. SFAS 123 permits the continued use of the intrinsic value based method prescribed by APB 25, but requires additional disclosures, including pro forma calculations of net earnings and earnings per share, as if the fair value method of accounting prescribed by SFAS 123 had been applied for the applicable periods. The fair value of each option granted has been estimated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions of risk-free interest rates of 5.18 percent and 6.623 percent and expected volatility of 40 percent and 50 percent were used for each of the years ended December 31, 2001 and 2000, respectively. For each of the years in the two-year period ended December 31, 2001, the assumed expected dividend yield was zero and the expected life of the options is seven years.

During the year ended December 31, 2000, the weighted-average exercise price and fair values of options granted with an exercise price greater than the market price of the stock were $1.31 and $.64, respectively. The weighted-average exercise price and fair values of options granted with an exercise price equal to the market price were $1.50 and $.90, respectively. There were no options granted at prices less than the market price of the underlying stock on date of grant.

During the year ended December 31, 2001, the weighted-average exercise price and fair values of options granted with an exercise price greater than the market price of the stock were $2.01 and $.88, respectively. The weighted-average exercise price and fair values of options granted with an exercise price equal to the market price were $2.39 and $1.23, respectively. There were no options granted at prices less than the market price of the underlying stock on date of grant.

Had compensation expense been determined based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                              For the year ended December 31,
                                              -------------------------------
                                                    2001            2000
                                                 -----------    -----------
Net income, as reported .......................  $   202,315    $   424,905
   Decrease due to:
       Employee stock options .................     (187,821)       (94,487)
       Executive employment options ...........     (156,487)      (144,680)
                                                 -----------    -----------
Pro forma net (loss) income ...................  $  (141,993)   $   185,738
                                                 ===========    ===========

Net income per share - basic, as reported .....  $      0.03    $      0.08
Net income per share - diluted, as reported ...  $      0.03    $      0.07

Pro Forma:
    Net (loss) income per share - basic .......  $     (0.02)   $      0.03
    Net (loss) income per share - diluted .....  $     (0.02)   $      0.03


                                          Incentive Stock
                                            Option Plan                                                               Weighted
                                       ---------------------    Options and    Weighted   Weighted                     Average
                                       Incentive  Executive      Warrants      Average    Average                  Exercise Price-
                                         Stock    Employment     Issued to     Exercise    Fair      Currently       Currently
                                        Options    Options     Non-Employees    Price      Value     Exercisable     Exercisable
                                       ---------  ----------   -------------   --------   --------   -----------   ---------------

         Outstanding, January 1, 2000    159,000     500,000         167,293     $ 1.05     $ 0.32      516,500             $ 1.06

Options and warrants granted ........    336,000     600,000          88,000       1.49       0.78      321,333               1.63
Options and warrants cancelled ......   (127,500)       --           (18,462)     (1.45)     (0.72)           -                  -
Options and warrants exercised ......       --          --           (21,831)     (1.00)     (0.30)           -                  -
                                       ---------  ----------   -------------   --------   --------   -----------   ---------------
       Outstanding, December 31, 2000    367,500   1,100,000         215,000       1.29       0.57      837,833               1.29

Options and warrants granted ........    133,000     200,000          30,000       2.20       1.03       30,000               3.00
Options and warrants cancelled ......    (42,500)   (333,333)             --      (1.42)     (0.74)          --                 --
Options and warrants exercised ......     (2,000)   (166,667)             --      (1.31)     (0.69)          --                 --
                                       ---------  ----------   -------------   --------   --------   -----------   ---------------
       Outstanding, December 31, 2001    456,000     800,000         245,000     $ 1.48     $ 0.32      867,833             $ 1.34
                                       =========  ==========   =============   ========   ========   ===========   ===============



                                                 Options and Warrants as of December 31, 2001
                                       ---------------------------------------------------------------
                                                    Outstanding                       Exercisable
                                       --------------------------------------   ----------------------
                                                                   Weighted
                                                     Weighted      Average                    Weighted
                                                     Average      Remaining                   Average
                                         Number      Exercise     Contractual     Number      Exercise
  Range of Exercisable Price           Outstanding     Price     Life (Years)   Exercisable    Price
  --------------------------           -----------   ---------   ------------   -----------   --------
        $1.00 - $2.00                    1,195,500    $ 1.18             4.68       789,500     $ 1.17
        $2.01 - $3.00                      278,500    $ 2.54             6.61        58,000     $ 2.77
        $3.01 - $4.00                       27,000    $ 3.61             7.17        20,333     $ 3.74
                                       -----------   ---------   ------------   -----------   --------
                                         1,501,000    $ 1.48             5.09       867,833     $ 1.34
                                       ===========   =========   ============   ===========   ========

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note D: Shareholders' equity
----------------------------

In January 2000, the Company sold 215,000 shares of its common stock for net proceeds of $162,350 after deducting $52,650 in offering costs. Pursuant to the placement agent agreement, the placement agent also received warrants to purchase 43,000 shares of the Company's common stock for $1.10 per share. The warrants have been valued at their fair value of $15,136 and recorded in the financial statements as outstanding common stock warrants.

In November 2000, the Company sold 250,000 shares for net proceeds of $524,279 after deducting $69,471 in offering costs. Pursuant to the placement agent agreement, the placement agent should receive warrants to purchase 25,000 shares of the Company's common stock for $2.50 per share. The warrants have been valued at their fair value of $29,875 and recorded in the financial statements as outstanding common stock warrants. Offering costs consist primarily of placement and legal fees and selling commissions.

The Company issued 10,000 warrants to purchase 10,000 shares of the Company's common stock for $4.00 per share. The warrants were issued to a consultant assisting the Company with its Code@Home(TM) project. The warrants, valued at their fair value of $19,300, are recorded in the financial statements as outstanding common stock warrants.

Preferred Stock
---------------
The Company's articles of incorporation provide for 5,000,000 shares of its 50,000,000 authorized shares to be classified as preferred stock. The Company is authorized to issue the $.001 par value preferred stock in series with such designations, preferences, stated values, rights, qualifications or limitations as determined by the Board of Directors.

Note E: Income taxes
--------------------

A reconciliation of net income at the statutory Federal income tax rate of 34 percent to the benefit for income taxes follows:

                                                            December 31,
                                                      ------------------------
                                                          2001        2000
                                                      ---------      ---------
Tax expense at statutory rate ....................    $ 109,302      $ 222,230
State income taxes, net of federal benefit .......       14,884         30,263
Accrual to cash conversion .......................      (43,693)      (139,690)
Expenses not deductible for income taxes .........       11,971          6,207
Difference in depreciation methods ...............      (19,315)       (22,792)
Net operating loss carryforward ..................         --          (37,985)
Increase in deferred tax liability ...............       46,012        165,733
                                                      ---------      ---------
Income tax expense from operations ...............    $ 119,161      $ 223,966
                                                      =========      =========

                               MEDGRUP CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

At December 31, the deferred tax liability consisted of the following temporary differences:

                                                           2001           2000
                                                         --------       --------
Accrual to cash conversion .......................       $394,594       $350,743
Tax versus book depreciation methods .............         18,000         15,839
                                                         --------       --------
Net deferred taxes ...............................       $412,594       $366,582
                                                         ========       ========

The expense for income taxes consists of the following for the year ended December 31, 2001:

                                          Current       Deferred       Total
                                          --------      --------      --------
            Federal ..................    $ 64,372      $ 40,491      $104,862
            State ....................       8,778         5,521        14,299
                                          --------      --------      --------
            Total ....................    $ 73,150      $ 46,012      $119,161
                                          ========      ========      ========

Note F: Commitments
-------------------

Non-cancelable leases
---------------------

The Company entered into a new non-cancelable operating lease for office space beginning July 2000 and ending June 30, 2003. In December 2000, the Company leased additional office space for $15,000 per year. Total office rent expense incurred under the leases for the years ended December 31, 2001 and 2000 was $79,165 and $39,745, respectively. The Company also leases vehicles under non-cancelable leases that begin to expire in November 2002. Total lease expense for the vehicles for the years ended December 31, 2001 and 2000 was $22,413 and $22,971, respectively. Future minimum lease payments for the leases with initial terms in excess of one year as of December 31, 2001 are as follows:

                    December 31, 2002 ........  $86,033
                    December 31, 2003 ........   42,848
                    December 31, 2004 ........      551

Note G: Subsequent event
------------------------

Subject to shareholder approval, the Company plans to sell the Company's outstanding common shares to an unrelated third party.