Form 10QSB
period 2002-03-31
MEDGRUP CORP
filed 2002-05-15
CIK 1093382

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________


                         Commission File Number 0-30899
                                                -------

                               MEDGRUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Colorado                                     84-1504390
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1824 Woodmoor Drive, Suite 102, Monument, CO                             80132
---------------------------------------------                         ----------
  (Address of principal executive office)                             (Zip Code)

                                 (719) 481-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X       No
                                        ---        ---


The number of shares outstanding of each of Issuer's classes of common equity as of May 9, 2001.

Common Stock, par value $.001                                    5,899,777
-----------------------------                                ----------------
      Title of Class                                         Number of Shares


Transitional Small Business Disclosure Format   yes        no X
                                                   ---       ---

                               MedGrup Corporation

                                      Index


                                     Part I

Item 1.      Financial Statements

             Condensed Balance Sheet as of March 31, 2002 (unaudited)       1

             Condensed Statements of Operations for the Three Months
             Ended March 31, 2002 and 2001 (unaudited)                      2

             Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 2002 and 2001 (unaudited)                      3

             Notes to Condensed Financial Statements (unaudited)            4

Item 2.      Management's Discussion and Analysis or Plan of Operation      5


                                    Part II


Items 1-6.   Other Information                                              7

             Signatures                                                     8

FORM 10-QSB
1ST QUARTER

Part I.  Item 1.  Financial Information
---------------------------------------



                               MEDGRUP CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................    $  153,837
  Accounts receivable, net of $19,495 allowance ..................     1,370,137
  Prepaid expenses ...............................................        26,681
                                                                      ----------
                                              TOTAL CURRENT ASSETS     1,550,655

PROPERTY, net of $522,642 accumulated depreciation ...............     1,387,524

DEPOSITS .........................................................         6,984
                                                                      ----------
                                                                      $2,945,163
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................    $   70,770
  Accrued expenses ...............................................       199,938
  Income taxes payable ...........................................         8,232
  Current maturities of long-term debt ...........................         2,768
  Current maturities of capital leases ...........................         9,659
                                                                      ----------
                                         TOTAL CURRENT LIABILITIES       291,367

CAPITAL LEASE, net of current maturities .........................         8,227

DEFERRED INCOME TAXES ............................................       436,948
                                                                      ----------
                                                 TOTAL LIABILITIES       736,542
                                                                      ----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding ................          --
  Common stock, $.001 par value; 45,000,000 shares
    authorized; 5,899,777 shares issued and outstanding ..........         5,900
  185,000 outstanding common stock warrants ......................       137,165
  25,000 outstanding common stock options ........................         9,925
  Additional paid in capital .....................................     1,236,700
  Retained earnings ..............................................       818,931
                                                                      ----------
                                        TOTAL SHAREHOLDERS' EQUITY     2,208,621
                                                                      ----------
                                                                      $2,945,163
                                                                      ==========

            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                          --------------------------
                                                                                             2002           2001
                                                                                          -----------    -----------
REVENUE ...............................................................................   $ 1,709,955    $ 1,224,374


COSTS AND EXPENSES
  Cost of revenue .....................................................................       894,604        493,748
  General and administrative ..........................................................       688,049        444,084
  Gain on disposal of assets ..........................................................        (2,950)          --
  Depreciation ........................................................................        99,190         41,256
                                                                                          -----------    -----------
                                                               TOTAL COSTS AND EXPENSES     1,678,893        979,088
                                                                                          -----------    -----------
                                                                 INCOME FROM OPERATIONS        31,062        245,286
                                                                                          -----------    -----------

NON-OPERATING INCOME (EXPENSE)
  Interest expense ....................................................................          (957)        (2,074)
  Interest income .....................................................................           340          6,620
                                                                                          -----------    -----------
                                                                NET INCOME BEFORE TAXES        30,445        249,832

INCOME TAXES
  Current tax expense (benefit) .......................................................        31,393       (112,279)
  Deferred tax benefit (expense) ......................................................       (24,354)        28,809
                                                                                          -----------    -----------
                                                                             NET INCOME   $    37,484    $   166,362
                                                                                          ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic ...............................................................................   $      0.01    $      0.03
                                                                                          ===========    ===========
  Diluted .............................................................................   $      0.01    $      0.02
                                                                                          ===========    ===========

SHARES USED FOR COMPUTING NET INCOME PER COMMON SHARE:
  Basic ...............................................................................     5,899,777      5,806,831
                                                                                          ===========    ===========
  Diluted .............................................................................     6,764,115      6,730,497
                                                                                          ===========    ===========

            See accompanying notes to condensed financial statements
                                       2

                               MEDGRUP CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                ----------------------
                                                                                                  2002         2001
                                                                                                ---------    ---------
                                                               NET CASH (USED IN) PROVIDED BY
                                                                         OPERATING ACTIVITIES   $ (39,119)   $ 326,715
                                                                                                ---------    ---------
                                                                                                  (39,119)     326,715
INVESTING ACTIVITIES
  Equipment and leasehold purchases .........................................................     (83,769)     (78,732)
  Proceeds from asset disposal ..............................................................      24,800         --
                                                                                                ---------    ---------
                                                                           NET CASH (USED IN)
                                                                        INVESTING ACTIVITIES      (58,969)     (78,732)
                                                                                                ---------    ---------

FINANCING ACTIVITIES
  Payments on capital lease .................................................................      (1,386)        --
  Payments on long-term debt ................................................................     (13,416)     (19,288)
                                                                                                ---------    ---------
                                                                           NET CASH (USED IN)
                                                                        FINANCING ACTIVITIES      (14,802)     (19,288)
                                                                                                ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................................    (112,890)     228,695
Cash and cash equivalents, beginning ........................................................     266,727      363,376
                                                                                                ---------    ---------
Cash and cash equivalents, ending ...........................................................   $ 153,837    $ 592,071
                                                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ......................................................................   $     483    $   2,074
                                                                                                =========    =========
Cash paid for income taxes ..................................................................   $    --      $    --
                                                                                                =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Telephone equipment purchased through capital lease .........................................   $  13,650    $    --

Software development costs paid with common stock warrants ..................................   $    --      $  45,750

            See accompanying notes to condensed financial statements

                               MEDGRUP CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2001, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note B: Property and Equipment
        ----------------------

The Company launched its new project, Code@Home in the fourth quarter 2001. The project's new technology automatically routs charts between hospitals, coders and the Company's central server based on the facility, the type of chart and the coder(s) assigned. During the first quarter 2002, the Company incurred $38,434 in development expenditures related to the project. The Code@Home assets including computer hardware and software costs, totaling $612,299 at March 31, 2002, are amortized over a three to five year period. Amortization expense totaled $38,799 and $-0- during the first quarter ended March 31, 2002 and 2001.

Note C: Bank Line of Credit
        -------------------

The Company's line of credit agreement with a financial institution expired on March 20, 2002 and was not renewed. The line of credit was for $250,000, and if used bears interest at the financial institution's prime rate plus one percentage point. At March 31, 2002, the line of credit carried $-0- balance.

Note D: Proposed Merger
        ---------------

On March 26, 2002, the Company entered into a merger agreement with Provider HealthNet Services Inc. of Dallas, Texas ("PHNS") for the acquisition by PHNS of all shares of MedGrup stock not owned by two of its officers and principal shareholders. In addition, the two officers and principal shareholders entered into an option agreement with PHNS to sell, subject to certain conditions, all of their MedGrup stock to PHNS. If these transactions are completed, PHNS would acquire 100% ownership in MedGrup. MedGrup will continue to operate as a subsidiary of PHNS. Management does not expect these transactions to have a material impact to the Company's financial statements. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this merger.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

     The following discussion and analysis covers material changes in the financial condition of MedGrup Corporation ("MedGrup" or "us") since our fiscal year end at December 31, 2001 and material changes in our results of operations for the three months ended March 31, 2002, compared to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("Form 10-K"), including the audited financial statements contained therein.

     This report and subsequent oral statements made by or on our behalf contain statements that plan for or anticipate the future. Forward-looking statements include statements about our future operations, statements about our future business plans and strategies, completion of business transactions and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. Some of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in our Form 10-K and other reports filed by us, include:

     (a) changes in general economic and business conditions affecting the medical services industry;

     (b) financial strength of the Medicare, Medicaid and private healthcare systems;

     (c) increased regulatory burdens;

     (d) changes in billing requirements which might be adopted by private insurance carriers;

     (e) our costs and the pricing of our services;

     (f) decrease in demand for outsourced coding services;

     (g) our ability to maintain the competitiveness of our technological capabilities;

     (h) increasing competition in the outsourced medical coding business;

     (i) ability to retain qualified staff;

     (j) the challenge of successfully  integrating  newly acquired  businesses;
and

     (k) the failure to consummate the proposed merger with Provider HealthNet Services Inc. ("PHNS"), including the failure to obtain the necessary approval of our shareholders.

Results of Operations

     During the three month period ended March 31, 2002, we realized net income of $37,484 or $.01 per basic common share, on revenue of $1,709,955. This compares to net income of $166,362 on revenue of $1,224,374 for the three months ended March 31, 2001. Revenue for the three month period ended March 31, 2002 increased 39.7% from the comparable period ended March 31, 2001. Net income decreased by 77.5% as compared to net income for the prior three month period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased at a lower rate than net income. Our EBITDA of $130,252 for the period ended March 31, 2002 decreased 54.5% compared to $286,542 for the same period in 2001.

     Revenue.
     --------
     While our revenue increased during the three months ended March 31, 2002 compared to the comparable period ended March 31, 2001, it improved at a slower rate than the increase during 2001 compared to 2000. We believe that as our business increases, it is more difficult to sustain the same rate of growth as we did when our revenue was less. Also, our ability to continue growing at rates realized during 2001 is affected by our resources of personnel, cash, technology systems and equipment. However, we are continually striving to expand our revenue and improve our operations.

     The increase in our revenue during the first quarter of 2002 compared to first quarter 2001 is attributable to an increase in the number of clients which we serve, as well as an increase in the amount of service provided to existing clients. We continually market our service to both existing and potential customers in an effort to increase revenue. We believe that the potential exists to expand our service to additional clients within the geographic areas which we currently serve, as well as other parts of the United States.

     We licensed and installed our Code@Home technology system to clients for the first time on a revenue-generating basis in the first quarter of 2002. Prior to that, it was installed only on a test basis. The system is designed to streamline our communications internally and between our offices and those of our clients, as well as generating revenue from license fees.

     Net Income.
     -----------
     Our net income decreased during the first quarter of 2002 compared to the first quarter of 2001 because of an increase in cost of revenue and an increase in general and administrative expenses. The increase in our cost of revenue is attributable primarily to coders hired during the latter part of 2001 in anticipation of a substantial increase in business which is only now beginning to materialize. We continue to add new coding personnel in an effort to meet the needs of our current clients and to prepare for anticipated future requirements. This increase in staffing caused a concurrent increase in cost and decrease in productivity by bringing on coders prior to demand. However, we believe that it is important to increase our personnel resources ahead of actual demand in order to maintain quality service. We also believe that coding demand and staffing levels have now stabilized.

     Our gross profit margin for the three months ended March 31, 2002 was 47.7%, compared to 59.7% for the first three months of 2001. This decrease in gross profit margin is tied to the increase in cost of revenue based on staffing, but as demand continues to increase and our coders gain additional experience, we expect our profit margin to increase over the level it was for the first three months of the year.

     Our net income also decreased because of the substantial increase in our general and administrative expenses. General and administrative expenses during the first quarter of 2002 increased by 55% over the same period last year because of the substantial increase in our management and administrative staff since that time. Additionally, we are still compensating a former company officer under the terms of a severance provision in his employment agreement. However, we believe that costs associated with personnel will remain generally constant for the foreseeable future.

     Along with payroll and related expenses, our general and administrative expenses were impacted in the three months ended March 31, 2002 by extraordinary expenses related to our proposed merger with PHNS. We incurred legal and accounting fees, expenses to retain a financial advisor and due diligence expenses related to the merger.

Liquidity and Capital Resources

     Our liquidity and capital position declined slightly from year-end December 31, 2001. Working capital at March 31, 2002 was $1,259,288, a decrease of $43,658, or 4% from December 31, 2001. Our current assets decreased approximately $29,735, or 1.8%, to $1,550,655 at March 31, 2002 compared to December 31, 2001, while current liabilities decreased approximately $73,393, or 20%. Although our working capital and assets have decreased, we do not believe this decrease is material to the operation of our business. We believe that our greatest challenge is to integrate new business which we obtain with our existing personnel and technology systems. On the basis of our capital available at March 31, 2002, we believe that we have sufficient capital resources for the remainder of this fiscal year.

     Our previous line of credit in the amount of $250,000 was allowed to expire on March 20, 2002. The line of credit was obtained primarily to provide flexibility to expand our business through acquisitions of assets or operations of other entities. However, we believe that if the proposed merger with PHNS is consummated, that entity will provide additional financing, if necessary. If the proposed merger is not completed, we believe that we have a sufficient amount of working capital without the line of credit, but are confident that we could obtain a new line of credit from a financial institution if necessary.

     Our existing needs for capital primarily include cash to support operations, as well as acquisition of equipment and staff. During the first three months of 2002, our operations used $39,119 for operating activities. Our cash decreased $112,890 for the first three months of this year. We must continually invest in our equipment to remain competitive. Investing activities include replacing worn out or obsolete equipment, as well as adding additional equipment to support increased operations. We finance our equipment acquisition through direct purchase. Our long-term debt at March 31, 2002 was insubstantial, representing approximately $8,000.

                            PART II-OTHER INFORMATION

Item 5. Other Information

     As first reported in our Form 10-K, we signed a merger agreement with PHNS on March 26, 2002 for the acquisition by PHNS of all shares of our stock not owned by two of our officers and principal shareholders, William and Margaret Cronin, at a cash price of $2.2465 per share, subject to possible adjustment based on our financial performance and capitalization prior to closing. In addition, William and Margaret Cronin have agreed, subject to certain conditions, to sell to PHNS, MedGrup stock equal to approximately 56.8% of the outstanding MedGrup stock for $1.2537 per share in cash and $0.8358 per share in PHNS stock, plus a contingent earn-out based on future performance. If the transactions are completed, the medical coding businesses of MedGrup and PHNS will be combined into an approximately $17 million revenue PHNS coding subsidiary that will be managed by the management team from MedGrup.

     The agreement between the Cronins and PHNS is structured as an option that may be exercised by PHNS during a ten-day period after the vote of our shareholders, and must be exercised by PHNS following satisfaction of certain conditions, including approval of the merger by holders of a majority of the outstanding shares of MedGrup stock entitled to vote and a majority of the shares present and entitled to vote, excluding the Cronins' MedGrup stock. Consummation of the merger also is subject to various Securities and Exchange Commission filing requirements and other conditions.

Item 6. Exhibits and Reports on Form 8-K

     (b) We did not file any reports on Form 8-K during the quarter covered by this report. The proposed merger with PHNS is described in our Form 10-KSB.


                               (Signatures follow)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MEDGRUP CORPORATION



Date:  May 15, 2002                        By: /s/ James S. Wantman
                                               --------------------------------
                                               James S. Wantman, Vice-President
                                               of Finance